Form 10-Q
period 2009-12-31
GREEN EARTH TECHNOLOGIES INC
filed 2010-02-16
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO_______

Commission File Number: 000-53797

GREEN EARTH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0755102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Stamford Landing, Suite 200, Stamford, Connecticut 06902
(Address of principal executive offices)

(877) 438-4761
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☑

As of February 10, 2010, the issuer had a total of 130,562,153 shares of common stock, $0.001 par value, outstanding.

i

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2009 (unaudited)

ASSETS

Current assets:

Cash	$697	$930

Trade receivables, less allowance of $68 and $13	278	113

Inventories, net	2,276	2,283

Prepaid expenses and current assets	459	77

Total current assets	3,710	3,403

Property and equipment, net	352	58

Intangibles, net	2,695	1,872

	$6,757	$5,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$2,282	$1,176

Accrued expenses	2,467	1,111

Deferred revenue, related party	674	646

Notes payable, related party	638	499

Total current liabilities	6,061	3,432

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 85,745,486 and 119,262,153 shares issued and outstanding, as of June 30, 2009 and December 31, 2009, respectively	86	119

Additional paid-in capital	30,964	40,209

Common Stock Subscription	2,000	—

Accumulated deficit	(32,354)	(38,427)

Total stockholders’ equity	696	1,901

	$6,757	$5,333

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended December 31, 2008 (unaudited)	Three Months Ended December 31, 2009 (unaudited)	Six Months Ended December 31, 2008 (unaudited)	Six Months Ended December 31, 2009 (unaudited)

Net sales	$336	$440	$956	$866

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	310	361	866	727

Selling, general and administrative expenses, including stock-based compensation of $750, $910, $1,964 and $1,820, respectively	2,468	2,026	5,653	4,654

Impairment of supplier assets	—	1,303	—	1,303
Depreciation and amortization	127	107	253	242

	2,905	3,797	6,772	6,926

Loss from operations	(2,569)	(3,357)	(5,816)	(6,060)

Interest expense, net	(44)	(6)	(82)	(13)

Net loss	$(2,613)	$(3,363)	$(5,898)	$(6,073)

Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.08)	$(0.06)

Basic and diluted weighted average common shares outstanding	75,899,333	111,289,328	74,532,757	98,534,527

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31, 2008 (unaudited)	Six Months Ended December 31, 2009 (unaudited)

Cash flows from operating activities

Net loss	$(5,898)	$(6,073)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	253	242
Stock-based compensation expense	1,964	1,820
Allowance for accounts receivable	—	(55)
Increase in allowance for inventory	—	64
Impairment of supplier assets	—	1,303
Changes in assets and liabilities:
Accounts receivable	99	220
Inventories	(634)	(210)
Prepaid expenses and other current assets	(239)	96
Accounts payable	401	(1,088)
Accrued expenses	(507)	246
Deferred revenue	(292)	(29)

Net Cash Used in Operating Activities	(4,854)	(3,464)

Cash flows from investing activities
Acquisition of equipment	(32)	(21)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	2,898	3,858
Proceeds from notes payable, related party	—	10
Repayment of notes payable	—	(150)

Net Cash Provided by Financing Activities	2,898	3,718

Net (decrease) increase in cash	(1,988)	233

Cash
Beginning of period	2,015	697

End of period	$27	$930

Supplemental information from non-cash investing and financing activities

Conversion of debt to equity	$259	$1,600

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock

	Shares	Amount	Additional Paid In Capital	Common Stock Subscription	Accumulated Deficit	Total

Balance at June 30, 2008 (audited)	69,801	$70	$21,301	$—	$(17,022)	$4,349

Private placement of common stock and warrants (including 600,000 warrants and 96,429 shares issued for placement fees)	5,864	6	3,333	—	—	3,339

Common Stock Subscription				2,000		2,000

Stock-based compensation expense	9,010	9	5,840	—	—	5,849
Issuance of common stock upon exercise of convertible debt	670	1	273	—	—	274
Issuance of common stock for extension/inducement of debt	400	—	217	—	—	217

Net loss	—	—	—	—	(15,332)	(15,332)

Balance at June 30, 2009 (audited)	85,745	$86	$30,964	$2,000	$(32,354)	$696

Private placement of common stock (including 125,000 shares issued for placement fees) – to accredited investors	6,850	7	2,051	—	—	2,058

Private placement of common stock from TTI	14,667	14	3,186	(2,000)	—	1,200

Product liability settlement	8,000	8	1,592	—	—	1,600

Warrant exercised - TTI	4,000	4	596	—	—	600

Stock-based compensation expense	—	—	1,820	—	—	1,820

Net loss (unaudited)	—	—	—	—	(6,073)	(6,073)

Balance at December 31, 2009 (unaudited)	119,262	$119	$40,209	$—	$(38,427)	$1,901

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business

Green Earth Technologies, Inc., a Delaware corporation and subsidiary (the “Company”), was formed on August 7, 2007. The Company markets, sells and distributes bio-degradable performance and appearance products. The Company’s line of products cross multiple industries including the automotive aftermarket and outdoor power equipment market. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GET Manufacturing, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit (except where noted), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Form 10, as amended, originally filed on October 6, 2009.

Liquidity and Going Concern

Due to the Company’s limited amount of additional committed capital, recurring losses, negative cash flows from operations and its negative working capital, there is substantial doubt about its ability to continue as a going concern.

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $6,073 and net cash used in operations of $3,464 for the six months ended December 31, 2009 and has a working capital deficit of $29 and stockholders’ equity of $1,901. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance that it will be able to do so in the future.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable, or if the Company’s business will improve. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company must increase revenues in order to reduce, or eliminate, its operating losses. Additionally, the Company may seek additional equity and debt financing in order to enable it to continue to meet its financial obligations until it achieves profitability. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Failure to obtain sufficient financing would have substantial negative ramifications to the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. The risk of loss transfers to the customer on the date the product is shipped. The Company’s revenue is comprised of the sale of its products to retailers and distributors.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is generally based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as well as specific appraisal in certain instances. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset as estimated using a discounted cash flow model. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Shipping Costs – Shipping costs are included in selling, general and administrative expenses. During the quarters ended December 31, 2008 and 2009 shipping costs totaled $78 and $73, respectively. During the three months ended December 31, 2008 and 2009, shipping cost totaled $218 and $215, respectively.

Net Loss Per Share - Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options, warrants and restricted stock are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation. Anti-dilutive securities not included in net loss per share calculation for the quarters ended December 31, 2008 and 2009 include 150,000 and 7,122,222 shares, respectively and for the six months ended December 31, 2008 and 2009, 15,825,000 and 18,345,972, respectively.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Depreciation and Amortization – Depreciation and amortization are recorded using the straight line method over the estimated useful lives of the various classes of depreciable and amortizable property. Depreciation and amortization expense was $127 and 107 for the quarters ended December 31, 2008 and 2009 and $253 and $242 for the six months ending December 31, 2008 and 2009. The Company records depreciation and amortization net of cost of sales.

Subsequent Events - These financial statements were approved by management and available for issuance on February16, 2010. Management has evaluated subsequent events through this date.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

In October 2009, the FASB issued guidance on revenue recognition to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This guidance is effective beginning January 1, 2011 with earlier application permitted. The Company is currently evaluating both the timing and the impact the adoption of this guidance will have on our consolidated financial statements.

In June 2009, FASB ASC 105 (formerly SF AS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, was issued. ASC 105 is the single official source of authoritative U.S. GAAP, superseding all other accounting literature except that issued by the Securities and Exchange Commission. As of July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new referencing system that is designed to be an easily accessible, user-friendly online research system. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 for the quarter ended September 30, 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

3.	IMPAIRMENT OF SUPPLIER ASSETS

On December 4, 2009, the Company received notice from Bio Tec, the Company’s primary supplier of performance products, that Bio Tec was terminating its exclusivity agreement. The Company reviewed the notice and asserts that Bio Tec has breached the agreement. However amounts owed to the Company as a result of the breach may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable. After reviewing these factors, the termination notice and the utility of the remaining net assets held, the Company concluded that an impairment of the net assets had occurred as of the date of the notice.

An impairment of $1,303 was recorded as a result of this, which included $610 related to the exclusivity rights held, $286 of net fixed assets held at Bio Tec’s location, $353 of inventory and $54 of prepaid and other current assets.

The Company is currently in negotiations with a replacement vendor to fill its future needs related to its branded performance products.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

4.	INVENTORIES, NET

Inventories consist of the following:

	June 30, 2009	December 31, 2009

		(Unaudited)
Raw materials	$1,954	$1,732
Finished goods	322	551

	$2,276	$2,283

Inventories are presented net of a related valuation allowance of $348 and $550 at June 30, 2009 and December 31, 2009, respectively

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2009	December 31, 2009	Estimated Useful Lives

		(Unaudited)
Purchased technology and exclusivity rights	$3,350	$2,550	7
Patents	20	20

	3,370	2,570

Less: accumulated amortization	675	698

	$2,695	$1,872

Expected amortization of intangible assets is as follows:

June 30

2010	$182
2011	364
2012	364
2013	364
2014	364

Thereafter	234

$1,872

On December 4, 2009 the Company recorded an impairment loss of $610 relating to its exclusivity rights with Bio Tec. The impairment loss is included in the caption “impairment of supplier assets” in the statements of operations. Amortization expenses included in the caption “depreciation and amortization” totaled $121 and $92 for three months ended December 31, 2008 and 2009, respectively, and $242 and $213 for the six months ended December 31, 2008 and 2009, respectively.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

6.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	June 30, 2009	December 31, 2009

		(Unaudited)
Accrued payroll and taxes	$492	$553
Product liability	1,600	—
Accrued interest	203	217
Other	172	341

	$2,467	$1,111

Included in accrued expenses at June 30, 2009 is a $1,600 charge for a liability relating to damages incurred by the Company’s largest customer Techtronics Industries North America, Inc (“TTI”) and its affiliates in connection with defects in a shipment of engine oil. In October 2009 the Company obtained a release from TTI for the product liability in exchange for 8,000,000 shares of the Company’s common stock.

7.	NOTES PAYABLE, RELATED PARTY

Notes payable consists of the following:

	June 30, 2009	December 31, 2009

		(Unaudited)
Secured note dated December 28, 2007 held by the Company’s President and Chief Operating Officer. Interest accrues at a rate of 6% per annum and is due on July 4, 2010.	$320	$330

Unsecured note held by the Company’s Chairman and Chief Executive Officer. Interest accrues at a rate of 6% per annum and matures on July 4, 2010.	125	125

Unsecured notes held by vendors of the Company. These notes will mature by March 31, 2010.	193	44

	$638	$499

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

In January 2010, the secured note totaling $330 that was due to Simon Higgs, the Company’s President, Chief Operating Officer and director was extended to July 4, 2010. Mr. Higgs also agreed to waive his right to collect a stock issuance of 250,000 shares which was due if the note was extended. Additionally, in January 2010, the unsecured note totaling $125 that was due to Jeff Marshall, the Company’s Chairman and Chief Executive Officer on January 4, 2010 was extended to July 4. 2010. For both notes, interest accrues at a rate of 6% per annum.

8.	STOCKHOLDERS EQUITY

Restricted Stock

During the fiscal year ended June 30, 2009, the Company issued restricted stock awards in return for services and compensation to various parties, including employees and non-employees. The shares were issued at various prices under several different agreements with each of the respective parties. The Company did not issue any restricted stock for the six months ended December 31, 2009.

As of December 31, 2009, there were 4,000,000 shares of restricted stock outstanding and $737 of unrecognized compensation costs. The Company expects to recognize these costs over 1.1 years.

Stock Options

The 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”) made 20,000,000 shares of common stock available for future equity awards. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years

Option activity for the six months ended December 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2009	6,603,750	$0.49
Granted	172,500	$0.21
Exercised	-0-
Forfeited and Cancelled	(340,000)

Outstanding at December 31, 2009	6,436,250	$0.48	9.3 years	($708)

Exercisable at December 31, 2009	-0-

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2009.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

For the Period Ended December 31, 2009

Average expected life (years)	6.0
Average risk free interest rate	3.5%
Expected volatility	125%
Expected dividend rate	0%
Expected forfeiture rate	5%

As of December 31, 2009, there was $6,906 of unrecognized compensation cost. The Company expects to recognize these costs over the next 2.3 years.

At December 31, 2009, 13,563,750 shares are available for grant under the Company’s 2008 Plan.

Warrants

Warrant activity for the six months ended December 31, 2009 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2009	600,000	$0.05
Granted	11,309,722	$0.16
Exercised	(4,000,000)	$0.15

Outstanding and exercisable at December 31, 2009	7,909,722	$0.16	2.8 years	$1,636

9.	COMMITMENTS AND CONTINGENCIES

Bio Tec Litigation

During the quarter ended December 31, 2009 the Company received a notice from Bio Tec that Bio Tec was terminating its supply agreement with the Company effective December 4, 2009. The Company does not believe that the termination of the Bio Tec agreement will have a long-term material adverse impact on the Company’s business. At the time of termination, the Company had on hand approximately a 6-9 month supply of 2- and 4-cycle oil and approximately a 5-6 month supply of its motor oil. The Company believes

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

this inventory will be able to sustain its current level of operations until the fourth quarter of fiscal 2010 (i.e., the second quarter of calendar 2010), by which time the Company expects to be receiving shipments from new suppliers. Second, although the Company has not concluded any definitive agreements with new suppliers, and may never do so, it has already identified alternative sources to supply its performance products and is in the process of reviewing pricing, production capacity and product quality with a number of these potential suppliers. Finally, the Company has developed its own formulations for 2-and 4-cycle oil and is working with bio-diesel plants in Michigan and New Jersey, multiple additive companies, formulators and blending facilities to produce these products and others on a contract basis using the Company’s proprietary formulation.

The Company hopes to have at least one agreement with a contract manufacturer before the end of current fiscal year—June 30, 2010. Whether the Company purchases a new product from new suppliers or whether it contract manufactures products using its own formulations, the Company believes the quality and the performance standard of its performance products will not be compromised.

On December 21, 2009, the Company commenced an action in the United States District Court for the Southern District of New York against Bio Tec to enforce the Company’s rights under the agreement with Bio Tec, including the Company’s rights to Bio Tec’s intellectual property, to recover amounts that the Company advanced to or on behalf of Bio Tec and to recover damages that the Company incurred as a result of Bio Tec’s breach of the agreement. It is too soon to determine the likely outcome of this matter.

Mathew Zuckerman Litigation

During the quarter ended December 31, 2009, the Company was served with a summons and complaint, filed in the Superior Court of California, County of Los Angeles, on behalf of Mathew Zuckerman, the Company’s former president and chief operating officer, and other entities that he controls or in which he claims a beneficial interest. Each plaintiff claims to own or control shares of the Company’s common stock. The plaintiffs allege that they have suffered damages of not less than $6 million as a result of the Company’s refusal to allow them to transfer the shares they allegedly own or control. Apparently, the basis of this claim is the fact that the Company had placed a “stop order” with its transfer agent on the shares the plaintiffs allege to have owned or controlled. The Company placed a stop order on the transfer of these shares because the Company believed that Mr. Zuckerman was an “affiliate” under Rule 144 promulgated by the Securities and Exchange Commission due to his significant ownership of the Company’s common stock and that, therefore, those shares are “restricted” and saleable subject to the requirements and limitations of Rule 144. Mr. Zuckerman has no other affiliation with the Company. The complaint also seeks declaratory relief that Mr. Zuckerman is not in violation of the non-compete provisions contained in his employment agreement. Apparently, this portion of the complaint is in response to the Company informing Mr. Zuckerman that the Company believed he violated that non-compete covenant as a result of his affiliation with and employment by Alkane, Inc., a company that markets a bio-diesel fuel additive. The Company has not yet filed a response to the complaint. It is too soon to determine the likely outcome of this matter.

10.	RELATED PARTY TRANSACTIONS

In February 2008, the Company entered into an agreement with Inventek under which Inventek granted a royalty-free license and exclusivity rights to market, sell and distribute appearance products. Inventek is owned by Yasmin Andrecola, whose husband Paul Andrecola, beneficially owns approximately 7.6% of the Company’s stock as of December 31, 2009. Under the terms of the agreement, Inventek and the Company agreed to combine resources and work together collectively to formulate and manufacture products to be sold under the company’s brand names. The Company purchased inventory from Inventek

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

totaling $0 and $193 for the three months and six months ended December 31, 2008 and 2009, respectively. As of June 30, 2009, amounts due to Inventek were $325. As of December 31, 2009 there were no amounts due to Inventek.

In September 2008, the Company entered into a services agreement, as amended, with Marketiquette which is owned and operated by Jeffrey Loch, one of the Company’s directors, and Carol Loch, his wife. KeysKwest, LLC, which beneficially owns approximately 6.7% of the Company’s outstanding shares as of December 31, 2009. Carol Loch is the sole member of KeysKwest. Under the terms of the services agreement the Company pays Marketiquette a monthly retainer of $36 as well as commissions from 5%-10% based on net sales it generates. The commission depends on the customer’s class of trade with a declining maximum scale based on volume. The Company paid Marketiquette a total of $163 and $124 for the three months ended December 31, 2008 and 2009, respectively and a total of $364 and $277 for the six months ended December 31, 2008 and 2009, respectively, which are included in selling, general and administrative expenses. As of June 30 and December 31 2009, amounts due to Marketiquette were $300 and $146, respectively.

In December 2008, the Company entered into a five-year worldwide distribution agreement for G-branded products with TTI. TTI beneficially owns approximately 29.2% of the Company’s outstanding shares as of December 31, 2009. For three months ended December 31, 2008 and 2009, approximately 75% and 86% of the Company’s revenues, respectively, were earned from TTI and for the six months ending December 31, 2008 and 2009, approximately 81% of the Company’s revenues, respectively were earned from TTI. As of June 30, 2009 and December 31, 2009 amounts due from TTI were $54 and $20, respectively. As of June 30, 2009 and December 31, 2009 advances received from TTI for future appearance and performance product were $674 and $646, respectively.

11.	CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Net Sales and Accounts Receivable

The Company distributes performance and appearance products to the entire U.S. market. For the three months ended December 31, 2008, Steel City and TTI accounted for approximately 11% and 75%, respectively, of the Company’s net sales. For the three months ended December 31, 2009, TTI accounted for approximately 86% of the Company’s net sales. For the six months ended December 31, 2008 and 2009, TTI accounted for approximately 81% of the Company’s net sales. As of June 30, 2009 and December 31, 2009, TTI accounted for approximately 19% and 18% of the Company’s trade receivables, respectively.

Inventory and Accounts Payable

The Company purchases a significant amount of its inventories from Bio Tec and Inventek, a related- party. The Company’s inventory on hand purchased from Bio Tec and Inventek and accounts payable relative to Bio Tec and Inventek are as follows:

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2009	December 31, 2009

Inventory on hand
Bio Tec	406	153
Inventek	1,009	828

Accounts Payable
Bio Tec	4%	—
Inventek	14%	—

Inventory purchased
Inventek	704	193

See note 3 for discussion of vendor impairment.

12.	SUBSEQUENT EVENTS

Private Placement – Common Stock

In January 2010, the Company issued to accredited investors 7,200,000 shares of common stock at $0.278 per share for gross proceeds of $2,000. In connection with the issuance, the Company issued warrants to purchase 1,080,000 shares of common stock at $0.38 per share for $410. The warrants have a three year term and are exercisable at anytime.

Warrant Exercise – TTI

TTI exercised their remaining 4,000,000 warrants for total gross proceeds of $600,000.

Extension of Note Payable

In January 2010, the secured note totaling $330 that was due to Simon Higgs, the Company’s President, Chief Operating Officer and director was extended to July 4. 2010. Mr. Higgs also agreed to waive his right to collect a stock issuance of 250,000 shares which was due if the note was extended. Interest accrues at a rate of 6% per annum.

In January 2010, the unsecured note totaling $125 that was due to Jeff Marshall, the Company’s Chairman and Chief Executive Officer on January 4, 2010 was extended to July 4. 2010. Interest accrues at a rate of 6% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

          Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of our Business

          We market, sell and distribute an array of branded, environmentally-friendly, bio-based automotive and outdoor power equipment performance and appearance products. These products are produced for us under long-term supply and requirements contracts with three domestic manufacturers. The “green” base of our performance products is comprised of animal fats, while our appearance products use plant oils. This biodegradable green base replaces traditional petroleum and chemical derived bases typically used to make motor oils, cleaning solutions and other consumer products without compromising performance or value. We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment. With our products consumers can “SAVE THE EARTH – SACRIFICE NOTHING®.”

          Our G-brand family of products includes G-OIL®, G-Fuel™, G-WASH™, G-GLASS™, G-CLEAN™, G-WHEEL™, and G-TIRE™. These products are offered in a wide range of automotive and outdoor power equipment categories including performance and appearance chemicals. We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals. Our products are now available at a number of national retail outlets and chain stores.

          We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market and marine market.

          We received a notice from Bio Tec that Bio Tec was terminating its supply agreement with us, effective December 4, 2009. In the termination notice, Bio Tec alleged that we failed to comply with and fulfill the provisions of the agreement and also made various claims regarding amounts we owe to Bio Tec as result of our failure to comply with the terms of the agreement. In addition, Bio Tec demanded that we “cease immediately any representations that [we have] an exclusive right to market, sell and distribute products utilizing technology to produce products. On December 21, 2009, we commenced an action in the United States District Court for the Southern District of New York against Bio Tec to enforce our rights under our agreement with Bio Tec, including our rights to Bio Tec’s intellectual property, and to recover certain amounts that we advanced to or on behalf of Bio Tec and to recover damages that we incurred as a result of Bio Tec’s breach of the agreement.

          We do not believe that the termination of Bio Tec agreement will have a long term material adverse impact on our business for a number of reasons. At the time of termination, we had on hand approximately a 6-9 month supply of our 2- and 4-cycle oil and approximately a 5-6 month supply of our motor oil. We believe this inventory will be able to sustain our current level of operations until the fourth quarter of fiscal 2010 (i.e., the second quarter of calendar 2010), by which time we expect to be receiving shipments from new suppliers. Second, although hawse have not concluded any definitive agreements with new suppliers, and may never do so, we have already identified alternative sources to supply our performance products and are in the process of reviewing pricing, production capacity and product quality with a number of these potential suppliers. Finally, we have developed our own formulations for 2-and 4-cycle oil and are working with bio-diesel plants in Michigan and New Jersey, multiple additive companies, formulators and blending facilities to produce these products and others on a contract basis using our proprietary formulations.

          We hope to have at least one agreement with a contract manufacturer before the end of current fiscal year—June 30, 2010. Whether we purchase a new product from new suppliers or whether they contract manufacture products using our own formulations, we believe the quality and the performance standard of our performance products will not be compromised

Results of Operations

Three Months Ended December 31, 2008 and 2009

          Our activities for the three months ended December 31, 2008 and 2009 essentially included capital origination, product development, marketing and sales of our bio-degradable appearance and performance products and development of an infrastructure to support the planned business.

          Our results of operations for the three months ended December 31, 2008 and 2009 were as follows:

	Three Months Ended December 31,
	2008	2009

	($000’s)
Net sales	$336	$440
Loss from operations	$(2,569)	$(3,357)
Other expense	$(44)	$(6)
Net Loss	$(2,613)	$(3,363)

          Net Sales

          Net Sales for the three months ended December 31, 2008 and 2009 primarily include sales of appearance products and G-OIL®: 5W-30 motor oil, 2-cycle oil, 4-cycle oil and bar and chain lubricants. Additional products sold during the three months ended December 31, 2009 include G-FUEL™, biodegradable charcoal lighter fluid and fuel stabilizer and G-CLEAN™ grill & surface cleaner. We did not ship any motor oils during the three months ended December 31, 2008. Two customers accounted for 86% of our net sales in the three months ended December 31, 2008. One customer accounted for 86% of our net sales in the three months ended December 31, 2009. Net sales are comprised as follows:

	Three Months Ended December 31,
	2008	2009

	($000’s)
Performance products	$285	$308
Appearance products	51	132

Total	$336	$440

          Cost of Sales (exclusive of depreciation and amortization)

          Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvent animal fats, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees. Cost of sales (exclusive of depreciation and amortization) for the three months ended December 31, 2008 and 2009 were approximately $310,000 and $361,000 respectively. The increase in cost of sales (exclusive of depreciation and amortization) is primarily due to the increase in net sales.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation. Selling, general and administrative expenses, for the three months ended December 31, 2008 and 2009 include the following:

	Three Months Ended December 31,
	2008	2009

	($000’s)
Salaries	$405	$242
Stock-based compensation	750	910
Selling, marketing, public relations and related	605	344
Development, product release and testing	64	39
Management and operating fees	186	166
Legal and professional	296	165
Occupancy, communications and all other, net	162	160

Total Selling, general and administrative expenses	$2,468	$2,026

          The decrease in salaries for the three months ended December 31, 2008 compared to 2009 is primarily due to the resignation of our former president and chief operating officer and a reduction of salary paid to our chief executive officer. The increase in stock-based compensation is primarily due to stock option grants to employees. The decrease in sales and marketing was due to a reduction in advertising campaigns. The decrease in legal and professional fees is primarily due to organization costs incurred during the quarter ended December 31, 2008.

          Impairment of Supplier Assets

          On December 4, 2009 we received a notice from Bio Tec, one of our suppliers of performance products, that it was terminating its agreement with us. As a result, we recorded charges of approximately $1,303,000. Though we believe that Bio Tec has breached the agreement, amounts owed to us may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable. As such, we recorded an impairment loss of $610,000 related to Bio Tec exclusivity rights, recorded a charge of $286,000 for fixed assets at the Bio Tec facility, reserved $353,000 for inventory and expensed other Bio Tec related charges totaling $54,000.

          We have identified alternative sources for performance related products and we are conducting product performance and specification testing with such sources.

          Depreciation and amortization

          Depreciation and amortization expense for the three months ended December 31, 2008 and 2009 was approximately $127,000 and $107,000, respectively. Depreciation charges totaled $6,000 and $15,000 for the three months ended December 31, 2008 and 2009, respectively. Amortization expense for intangible assets totaled $121,000 and $92, 000 for the three months ended December 31, 2008 and 2009, respectively. The expense is excluded from cost of sales.

          Interest expense, net

          Net interest expense for the three months ended December 31, 2008 and 2009 was approximately $44,000 and $6,000, respectively. Interest expense primarily consists of interest due on notes payable to related parties. The decrease in interest expense is due to a reduction in the interest rate from 12% to 6% on a note payable due to our president and chief operating officer. Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

          Six Months Ended December 31, 2008 and 2009

          Our activities for the six months ended December 31, 2008 and 2009 essentially included capital origination, product development, marketing and sales of our bio-degradable appearance and performance products, development of mass market product distribution networks for the intended distribution of our products, recruiting personnel, development of an infrastructure to support the planned business and commencement of revenues.

          Our results of operations for the six months ended December 31, 2008 and 2009 are as follows:

	Six Months Ended
	December 31 2008	December 31 2009

	($000’s)
Net sales	$956	$866
Loss from operations	$(5,816)	$(6,060)
Other expense	$(82)	$(13)
Net loss	$(5,898)	$(6,073)

          Net Sales

          Net sales for the six months ended December 31, 2008 consist primarily of shipments of 2-cycle oil, 4-cycle oil, bar and chain lubricants and appearance chemicals. Net sales for the six months ended December 31, 2009 consist primarily of shipments of charcoal starter fluid, 4-cycle oil, bar and chain lubricants, fuel stabilizer and 5W-30 motor oil and appearance chemicals including grill & surface cleaners. The decrease in net sales is primarily due to a reduction in 2-cycle oil sales during the six months ended December 31, 2009 offset by initial sales of charcoal starter fluid and grill & surface cleaners. One customer, TTI, accounted for 81% of our net sales in the six months ended December 31, 2008 and 2009. Net sales are comprised as follows:

	Six Months Ended
	December 31 2008	December 31 2009

	($000’s)
Performance products	$871	$684
Appearance products	85	182

Total	$956	$866

          Cost of Sales (exclusive of depreciation and amortization)

          Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvent animal fats, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees. Cost of sales (exclusive of depreciation and amortization) for the six months ended December 31, 2008 and 2009 were approximately $866,000 and $727,000 respectively. The decrease in cost of sales (exclusive of depreciation and amortization) is primarily due to the decrease in net sales.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation. Selling, general and administrative expenses for the six months ended December 31, 2008 and 2009 include the following:

	Six Months Ended
	December 31 2008	December 31 2009
	($000’s)
Salaries	$689	$512
Stock-based compensation	1,964	1,820
Selling, marketing, public relations and related	1,423	1,013
Development, product release and testing	371	107
Management and operating fees	412	393
Legal and professional	489	395
Occupancy, communications and all other, net	305	414

Total Selling, general and administrative expenses	$5,653	$4,654

          The decrease in salaries for the three months ended December 31, 2008 compared to 2009 is primarily due to the resignation of our former president and chief operating officer and a reduction of salary paid to our chief executive officer. The decrease in stock-based compensation is due to restricted shares granted during fiscal 2008 for recruiting executive management offset by stock option grants to employees. The decrease in sales and marketing is primarily due to decreased shipping costs, public relation fees and last year’s advertising campaigns. The decrease in development, product release and testing is primarily due to the 2008 independent testing fees for obtaining the SM rating from the American Petroleum Institute (API) for our 5W-30 motor oil. The decrease in legal and professional fees is primarily due to organization cost, incurred during the quarter ended December 31, 2008 for the our reincorporation offset by fees incurred with the preparation of our registration statement filed during the quarter ended December 31, 2009. The increase in occupancy, communications and all other is primarily due to higher office, travel, rent and insurance fees.

          Impairment of Supplier Assets

          On December 4, 2009 we received a notice from Bio Tec, one of our suppliers of performance products, that it was terminating its agreement with us. As a result, we recorded charges of $1,303,000. Though we believe that Bio Tec has breached the agreement, amounts owed to us may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable. As such, we recorded an impairment loss of $610,000 related to Bio Tec exclusivity rights, recorded a charge of $286,000 for fixed assets at the Bio Tec facility, reserved $353,000 for inventory and expensed other Bio Tec related charges totaling $54,000.

          We have identified alternative sources for performance related products and we are conducting product performance and specification testing with such sources.

          Depreciation and amortization

          Depreciation and amortization expense for the six months ended December 31, 2008 and 2009 was approximately $253,000 and $242,000, respectively. Depreciation charges totaled $11,000 and $29,000 for the six months ended December 31, 2008 and 2009, respectively. The increase in depreciation expense is primarily due to a full six months of expense. Amortization expense for intangible assets totaled $242,000 and $213,000 for the six months ended December 31, 2008 and 2009, respectively. The decrease in amortization expense is primarily due to the write off of intangible assets relating to the Bio Tec intellectual property rights and an impairment charge of $180,000 relating to the patents that were assigned to us by our former president and chief operating officer. The expense is excluded from cost of sales.

          Interest expense, net

          Net interest expense for the six months ended December 31, 2008 and 2009 was approximately $82,000 and $13,000, respectively. The decrease in interest expense is due to a reduction in the interest rate from 12% to 6% on a note payable due to our president and chief operating officer. Interest expense is currently accruing at approximately $7,000 per quarter. Interest expense consists of interest due on notes payable to related parties. Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

Impact of Inflation

          Inflation has not had a material effect on our results of operations. We expect the cost of our bio-based performance products to track the increase and decrease in the worldwide oil prices.

Seasonality

          Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual sales in the quarters ending March and June. This requires us to maintain higher inventory levels during the quarters ending September and December, therefore increasing the working capital needs during these periods.

Liquidity and Capital Resources

          At June 30, 2009 and December 31, 2009, we had $697,000 and $930,000 in cash, an accumulated deficit of $32,354,000 and $38,427,000 and had a working capital deficit of $2,351,000 and $29,000 respectively.

          Net cash used by operating activities was $4,854,000 and $3,464,000 for the six months ended December 31, 2008 and 2009, respectively. The increase was primarily due to the increase in accounts payable in the six months ended December 31, 2008

          Net cash provided in financing activities was $2,898,000 and $3,718,000 for the six months ended December 31, 2008 and 2009, respectively. The net proceeds from our financing activities will be used to support our expansion, including purchases from suppliers, and increased infrastructure costs. We cannot estimate at this time the cost of capital necessary to integrate a new supplier for our performance related products. Nor have we determined if the funding will involve cash, debt or equity as negotiations are ongoing.

          Our capital requirements are not significant as the majority of our performance and appearance products are outsourced to third party suppliers. During six months ended December 31, 2008 and 2009, our cash used for investing activities (capital requirements) was $32,000 and $21,000, respectively. In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, sales and marketing, purchasing raw materials and packaging finished goods to fulfill orders.

          We currently have no material commitments for capital expenditures.

          Further, losses from operations are continuing subsequent to December 31, 2009 and we anticipate that we will continue to generate losses from operations in the near future. As a result, in their report for the fiscal year ended June 30, 2009, our auditors raised substantial doubt about our ability to continue as a going concern.

          Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

          Equity

          From July 1, 2009 through December 31, 2009, we issued 6,850,000 shares of common stock for gross proceeds of $2,100,000 in private placement transactions. Included in those shares are 125,000 shares, having a value of $43,000 issued to a placement agent in connection with those transactions. In addition, there was $25,000 in cash payments in connection with these private placement transactions.

          On March 31 2009, TTI subscribed for 6,666,667 shares of common stock and warrants to purchase 2,222,222 shares of common stock at $0.20 per share at any time on or before March 31, 2012. The aggregate purchase price for the stock and warrants was $2,000,000. The securities were issued in October 2009.

          In October 2009, we entered into an investment agreement with TTI under which TTI agreed to purchase 8,000,000 shares of our common stock for an aggregate purchase price of $1,200,000. In addition, we granted TTI warrants to purchase another 8,000,000 shares of our common stock at a price of $0.15 per share, or $1,200,000 in the aggregate. In October 2009, TTI exercised half its warrants and we issued 4,000,000 shares. In January 2010, TTI exercised the other half of the warrants and we issued the remaining 4,000,000 shares for proceeds of $600,000. Under the agreement, we also agreed to issue 8,000,000 shares of our common stock in satisfaction of all claims, except for product liability claims or any claims that cannot be released as a matter of law, relating to liabilities and/or damages incurred by TTI and its affiliates in connection with a shipment of defective engine oil. After taking into account the exercise of outstanding warrants and options, TTI beneficially owned 24.8% of our issued and outstanding shares as of February 10, 2010.

          Subsequent to December 31, 2009, we issued 7,200,000 shares of common stock for gross proceeds of $2,000,000 in private placement transactions.

          Debt

          From August 2007 through June 30, 2009, we issued notes with an aggregate original principal amount of $1,320,000, of which $445,000 remains outstanding at December 31, 2009. From July 1, 2009 through December 31, 2009 we issued a note with an aggregate principal amount of $10,000, all of which remains outstanding. These amounts do not include $44,000 of trade payables evidenced by notes.

          Going Concern Consideration

          Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, there is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

          Since inception, we have incurred operating losses and negative cash flows from operations. As of December 31, 2009, we had an accumulated deficit of $38,427,000, with total stockholders’ equity of $1,901,000.

          We had a working capital deficiency of $29,000 at December 31, 2009. However, we believe the $646,000 recorded as deferred revenue from TTI and the notes payable to our chief executive officer and chief operating officer for $455,000, if needed, we could request both TTI and our officers to forego the short term nature of these amounts owed. This would provide us with an adjusted working capital of approximately $1,072,000 at December 31, 2009.

          In addition, we incurred net losses of $6,073,000 for the six months ended December 31, 2009. We have analyzed our cash requirements for the next 6 months of operations and have determined that, included in these losses are the following non-cash items and non-recurring items that will not have an effect on our cash position for the fiscal year ending June 30, 2010:

Six months ended December 31, 2009

(000’s)

Net loss	$(6,073)
Add-backs:
Stock based compensation	1,820
Depreciation and amortization	242
Impairment of supplier assets	1,303
Other non-cash items	9

Net loss	$(2,699)

          Also since December 31, 2009, we have received $2,000,000 from accredited investors, $600,000 from TTI and continue to have discussions with existing and potential new investors regarding an investment in us. Although we do not have any firm commitments, we intend to continue these discussions. Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products. Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment or increase revenues. Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

          Between our available cash balance at December 31, 2009 of $930,000, our adjusted working capital of $1,072,000, and the $2,600,000 sale of equity securities and warrant exercises in January 2010 we have estimated, we may require approximately $2.5 – $3.5 million of additional cash for fiscal year ending June 30, 2010.

Contractual Arrangements

          Significant contractual obligations as of December 31, 2009 are as follows:

		Amount Due in

Type of Obligation	Total Obligation	Less than 1 year

Facility Lease	$60,000	$60,000

          Under our agreement with Bio Tec, we were obligated to purchase a minimum quantity of three tanker loads, or 18,750 gallons in the aggregate, of performance products per month, provided that Bio Tec (i) can produce the quantity and type of products we require on a timely basis and (ii) the products satisfy our quality standards. If we failed to take delivery of the minimum quantity, we were obligated to pay Bio Tec $10,000 per tanker load (6,250 gallons) up to $30,000 per month. We believed we were in compliance with the terms of our agreement with

Bio Tec. We received a notice from Bio Tec that it was terminating its agreement with us, effective December 4, 2009. On December 21, 2009, we commenced an action in the United States District Court for the Southern District of New York against Bio Tec to enforce our rights under its agreement with Bio Tec, including our rights to Bio Tec’s intellectual property, and to recover certain amounts that we advanced to or on behalf of Bio Tec and to recover damages that we incurred as a result of Bio Tec’s breach of the agreement. It is too soon to determine the likely outcome of this matter.

Off Balance Sheet Arrangements

          We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies

          There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 15 of our Registration Statement on Form 10 for the fiscal year ended June 30, 2009 and three months ended September 30, 2009.

Summary of Significant Accounting Policies and new Accounting Pronouncements

          The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by us.

          In October 2009, the FASB issued guidance on revenue recognition to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This guidance is effective beginning January 1, 2011 with earlier application permitted. We are currently evaluating both the timing and the impact the adoption of this guidance will have on our consolidated financial statements.

          In June 2009, FASB ASC 105 (formerly SF AS 168), the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, was issued. ASC 105 is the single official source of authoritative U.S. GAAP, superseding all other accounting literature except that issued by the Securities and Exchange Commission. As of July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new referencing system that is designed to be an easily accessible, user-friendly online research system. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 for the quarter ended September 30, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

•	We have concluded that there were not effective financial reporting controls in the following areas that could lead to inaccurate financial reporting:

•

We have difficulty in accounting for complex accounting transactions particularly as it relates to valuation of share based payments, the valuation of warrants, fair value measurements and other complex debt /equity transactions.

•

Documented processes do not exist at our Stamford, CT headquarters and Detroit, MI facility for several key processes such as a closing checklist, budget-to-actual analyses, standard monthly reporting process, pro forma financial statements, and the usage of key spreadsheets.

•	We have identified weaknesses in our inventory controls:

•

Documented processes do not exist for several key inventory control processes including inventory adjustments, reserves for excess, defective and obsolete inventory, product shipments and the tracking and recording of in-transit inventory.

•

We have not effectively monitored third-party warehouse operations to ensure the acquisition, tracking and disposition of inventory is appropriate. In addition we do not have the proper reconciliation controls regarding the safeguarding of inventory at third-party warehouses.

•

Documented inventory valuation processes are lacking or do not exist including costs to be expensed versus inventoried, standard cost changes, actual versus standard cost analysis and the accurate accumulation of total production costs.

          Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

          We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•	We are improving our financial reporting controls by:

	o	Implementing a process to review all journal entries prior to entry into the General Ledger.

	o	Documenting all key financial reporting processes.

	o	Establishing an effective document control and retention procedure.

	o	Establishing budgets and examining on a month to month basis budget versus actual variances.

•

We are improving the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions.

•

During our second fiscal quarter of 2010 we implemented a new Enterprise Resource Planning (ERP) system and are documenting along with the implementation of our ERP system all key inventory control processes, bills of materials, measurement and valuation processes, purchasing and production forecasts and inventory management.

          We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.

(b) Changes in Internal Control Over Financial Reporting

          During our second fiscal quarter of 2010, we implemented a new accounting system which allows us to develop better internal controls around issuing purchase orders, processing accounts payable, accounts receivable, inventory, manufacturing and reporting. We expect the ERP system to significantly improve our internal control framework beginning in our third fiscal quarter of 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          On November 20, 2009, we were served with a summons and complaint, filed in the Superior Court of California, County of Los Angeles, on behalf of Mathew Zuckerman, our former president and chief operating officer, and other entities that he controls or in which he claims a beneficial interest. Each plaintiff claims to own or control shares of our common stock. The plaintiffs allege that they have suffered damages of not less than $6 million as a result of our refusal to allow them to transfer the shares they allegedly own or control. Apparently, the basis of this claim is the fact that we had placed a “stop order” with our transfer agent on the shares the plaintiffs allege to have owned or controlled. We placed a stop order on the transfer of these shares because we believed that Mr. Zuckerman was an “affiliate” under Rule 144 promulgated by the Securities and Exchange Commission due to his significant ownership of our common stock and that, therefore, those shares are “restricted” and saleable subject to the requirements and limitations of Rule 144. Mr. Zuckerman has no other affiliation with us. The complaint also seeks declaratory relief that Mr. Zuckerman is not in violation of the non-compete provisions contained in his employment agreement. Apparently, this portion of the complaint is in response to us informing Mr. Zuckerman that we believed he violated that non-compete covenant as a result of his affiliation with and employment by Alkane, Inc., a company that markets a bio-diesel fuel additive. We have not yet filed a response to the complaint. It is too soon to determine the likely outcome of this matter.

          We received a notice from Bio Tec that Bio Tec was terminating its agreement with us, effective December 4, 2009. In the termination notice, Bio Tec claimed that we had breached our agreement with Bio Tec by failing to purchase and market the minimum amount of Bio Tec’s products as required by the agreement. As a result, Bio Tec claims that we are required to pay one of Bio Tec’s principals $300,000 per year and also demanded that we “cease immediately any representations that [we have] an exclusive right to market, sell and distribute products utilizing technology proprietary to Bio Tec” and that we “cease advertising that [we] may have a right to use Bio Tec’s technology to produce products.” We believe, however, that we have complied with all of the terms of the agreement and that Bio Tec is not entitled to any termination penalties. In fact, we believe that Bio Tec has breached the agreement. On December 21, 2009, we commenced an action in the United States District Court for the Southern District of New York against Bio Tec to enforce our rights under the agreement with Bio Tec, including our rights to Bio Tec’s intellectual property, to recover amounts that we advanced to or on behalf of Bio Tec and to recover damages that we incurred as a result of Bio Tec’s breach of the agreement. It is too soon to determine the likely outcome of this matter.

Item 1A.	Risk Factors

          The following risk factors have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Registration Statement on Form 10 for the fiscal year ended June 30, 2009 and three months ended September 30, 2009. Please refer to Item 1A of our Form 10 for disclosures regarding other risks and uncertainties related to our business.

We have determined that there is a material weakness in our internal controls over financial reporting, which may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

          As set forth in Item 4T of this report, in connection with our assessment of internal control over financial reporting for the period ended December 31, 2009, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 due to material weaknesses in our financial reporting controls and our inventory controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing remediation efforts with respect to the material weaknesses noted. However, despite these steps, we may experience reportable conditions and material weaknesses in the future, which may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that we will determine that our material weakness have been remedied by the end of our next reporting period.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

          Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. As of February 10, 2010, we had 130,562,153 shares of common stock issued and outstanding. In addition, as of February 10, 2010, we had reserved an additional 28,989,722 shares for issuance as follows:

•	20,000,000 shares reserved for issuance under our stock option plan, of which 6,436,250 underlie outstanding options at December 31, 2009;

•	4,000,000 shares issuable to our chief executive officer under his employment agreement;

•	2,767,500 shares underlying outstanding warrants; and

•	2,222,222 shares underlying the warrants issuable to TTI under the TTI Investment Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          In August, 2009, we issued 625,000 shares of our common stock and warrants to purchase 187,500 shares at an exercise price of $0.05 per share for gross proceeds of $250,000. The warrants have a three year term and are exercisable at anytime. There were no cash payments in connection with these private placement transactions.

          In November 2009, we issued 1,800,000 shares of common stock and warrants to purchase 900,000 shares of common stock at $0.23 per share for gross proceeds of $500,000 in a private placement transaction. There were no cash payments in connection with this private placement transaction.

          In November 2009, we issued 3,600,000 shares of common stock for gross proceeds of $1,000,000 in a private placement transaction. We paid $25,000 in cash and agreed to issue 100,000 shares of common stock, having a value of $25,000, to a placement agent in connection with this private placement transaction.

          In December 2010, we agreed to issue 700,000 shares of common stock for gross proceeds of $350,000 in a private placement transaction. There were no cash payments in connection with these private placement transactions.

          In January 2010, we issued 7,200,000 shares of common stock and warrants to purchase 1,080,000 shares of common stock at $0.38 per share for gross proceeds of $2,000,000. There were no cash payments in connection with these private placement transactions.

Item 5. Other Information

None

Item 6. – Exhibits

Exhibit Numbers	Description

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN EARTH TECHNOLOGIES, INC.

Date: February 16, 2010	By:	/s/ William J. Marshall
Name: William J. Marshall
Title: Chairman and Chief Executive Officer

	By:	/s/ Greg D. Adams
Name: Greg D. Adams
Title: Chief Financial Officer