Form 10-Q
period 2010-03-31
GREEN EARTH TECHNOLOGIES INC
filed 2010-05-14
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

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

As of May 14, 2010, the issuer had a total of 134,262,153 shares of common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

i

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	March 31, 2010
		(unaudited)

ASSETS
Current assets:
Cash	$697	$2,186
Trade receivables, less allowance of $68 and $13	278	253
Inventories, net	2,276	2,067
Prepaid expenses and current assets	459	143
Total current assets	3,710	4,649

Property and equipment, net	352	53
Intangibles, net	2,695	1,761
	$6,757	$6,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,282	$1,641
Accrued expenses	2,467	1,101
Deferred revenue, related party	674	407
Notes payable, related party	638	224
Total current liabilities	6,061	3,373

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 85,745,486 and 134,262,153 shares issued and outstanding, as of June 30, 2009 and March 31, 2010	86	134
Additional paid-in capital	30,964	44,667
Common Stock Subscription	2,000	-
Accumulated deficit	(32,354)	(41,711)
Total stockholders' equity	696	3,090

	$6,757	$6,463

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share data)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March	March	March	March
	31, 2009	31, 2010	31, 2009	31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,175	$646	$2,130	$1,512

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	933	541	1,798	1,269
Selling, general and administrative expenses, including stock-based compensation of $2,811 $923, $4,776 and $2,743, respectively	4,137	3,027	9,790	7,681
Impairment of supplier assets	-	243	-	1,546
Depreciation and amortization	124	96	377	338
	5,194	3,907	11,965	10,834

Loss from operations	(4,019)	(3,261)	(9,835)	(9,322)

Interest expense, net	(154)	(23)	(236)	(35)

Net loss	$(4,173)	$(3,284)	$(10,071)	$(9,357)

Basic and diluted loss per common share	$(0.05)	$(0.03)	$(0.13)	$(0.09)

Basic and diluted weighted average common shares outstanding	80,488,751	127,246,671	76,489,105	107,965,523

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2009	March 31, 2010
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(10,071)	$(9,357)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	377	338
Amortization of financing costs	143	-
Stock-based compensation expense	4,776	2,743
Impairment of intangibles	-	20
Impairment of supplier assets	-	1,546
Changes in assets and liabilities:
Accounts receivable	(648)	25
Inventories	(1,038)	(173)
Prepaid expenses and other current assets	3	29
Accounts payable	563	(623)
Accrued expenses	(246)	236
Deferred revenue	1,171	(268)

Net Cash Used in Operating Activities	(4,970)	(5,484)

Cash flows from investing activities
Acquisition of equipment	(32)	(21)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,913	7,408
Proceeds from notes payable, related party	145	10
Repayment of notes payable	-	(424)

Net Cash Provided by Financing Activities	5,058	6,994
Net increase in cash	56	1,489
Cash
Beginning of period	2,015	697
End of period	$2,071	$2,186

Supplemental information from non-cash investing and financing activities
Conversion of debt to equity	$259	$1,600
Common Shares issued for extension of debt	$143	$-
Conversion of vendor payables to notes payable	$288	$-

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (in thousands)

	Common Stock		Additional	Common
			Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscription	Deficit	Total

Balance at June 30, 2008 (audited)	69,801	$70	$21,301	$-	$(17,022)	$4,349

Private placement of common stock and warrants (including 600,000 warrants and 96,429 shares issued for placement fees)	5,864	6	3,333	-	-	3,339
Common Stock Subscription				2,000		2,000
Stock-based compensation expense	9,010	9	5,840	-	-	5,849
Issuance of common stock upon exercise of convertible debt	670	1	273	-	-	274
Issuance of common stock for extension/inducement of debt	400	-	217	-	-	217
Net loss	-	-	-	-	(15,332)	(15,332)

Balance at June 30, 2009 (audited)	85,745	$86	$30,964	$2,000	$(32,354)	$696
Private placement of common stock (including 325,000 shares issued for placement fees) – to accredited investors	17,850	18	4,990	-	-	5,008
Private placement of common stock from TTI	14,667	14	3,186	(2,000)	-	1,200
Product liability settlement	8,000	8	1,592	-	-	1,600
Warrant exercised - TTI	8,000	8	1,192	-	-	1,200
Stock-based compensation expense	-	-	2,743	-	-	2,743
Net loss (unaudited)	-	-	-	-	(9,357)	(9,357)

Balance at March 31, 2010 (unaudited)	134,262	$134	$44,667	$-	$(41,711)	$3,090

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business

Green Earth Technologies, Inc. and subsidiary, a Delaware corporation (the “Company”), was formed on August 7, 2007.  The Company, directly and through its wholly–owned subsidiary, markets, sells and distributes bio-degradable performance and appearance products.  The Company’s product line crosses multiple industries including the automotive aftermarket, marine and outdoor power equipment markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

Liquidity and Going Concern

Due to the Company’s limited capital, recurring losses and negative cash flows from operations, the Company’s auditors, in their report for the fiscal year ended June 30, 2009, stated that there is substantial doubt about the Company’s ability to continue as a going concern.

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $9,357 and net cash used in operations of $5,484 for the nine months ended March 31, 2010 and has working capital of $1,276 and stockholders’ equity of $3,090. The Company has relied upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from  operating activities in the past and there is no assurance that it will be able to do so in the future.

Due to this history of losses and operating cash consumption, the Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable, or if its business will improve.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The Company must increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company needs additional capital in order to enable it to continue to meet its financial obligations until it achieves profitability.  There can be no assurance that the Company will be able to raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have substantial negative ramifications to the Company.

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

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the quarters ended March 31, 2009 and 2010 shipping costs totaled $56 and $80, respectively. During the nine months ended March 31, 2009 and 2010, shipping cost totaled $273 and $295, respectively.

Net Loss Per Share - Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options, warrants and restricted stock are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.  Anti-dilutive securities not included in net loss per share calculation for the quarters include:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Potentially dilutive securities:
Outstanding time-based stock options	7,225	8,436	7,225	8,436
Outstanding time-based restricted stock	5,600	4,000	5,600	4,000
Warrants	2,222	6,070	2,222	6,070

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Depreciation and Amortization – Depreciation and amortization are recorded using the straight line method over the estimated useful lives of the various classes of depreciable and amortizable property.  The Company records depreciation and amortization as a separate component of operating expenses.

3.	IMPAIRMENT OF SUPPLIER ASSETS

On December 4, 2009, the Company received notice from Bio Tec, its primary supplier of performance products, that Bio Tec was terminating the agreement under which it had agreed to supply the Company with bio-based lubricants and under which it had granted the Company an exclusive royalty-free perpetual license to market, distribute and sell those products.  The Company responded by informing Bio Tec that it was Bio Tec who had breached the agreement and that the Company had been damaged as a result.  The amounts the Company claimed it was owed by Bio Tec were evaluated as to collectability and the carrying amounts of assets related to Bio Tec were reviewed for potential impairment. After reviewing these factors, the termination notice and the utility of the remaining net assets held at Bio Tec, the Company concluded that an impairment of the net assets had occurred as of the date of the notice.

An impairment of $1,546 was recorded as a result of this, which included $610 related to the exclusivity rights held, $596 of inventory, $286 of net fixed assets held at Bio Tec’s location and $54 of prepaid and other current assets.

During the quarter ended March 31, 2010, the Company recorded an additional charge of $243 relating to Bio Tec terminating its agreement with the Company.  Though the Company believes that Bio Tec has breached the agreement, amounts owed to the Company may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable. As such, the Company recorded an impairment loss of $243 for inventory.

The Company is currently in negotiations with replacement vendors to fill its future needs related to its branded performance products.

4.	INVENTORIES, NET

Inventories consist of the following:
	June 30, 2009	March 31, 2010
		(Unaudited)
Raw materials	$1,954	$1,772
Finished goods	322	295
	$2,276	$2,067

Inventories are presented net of a related valuation allowance of $348 and $283 at June 30, 2009 and March 31, 2010, respectively

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2009	March 31, 2010	Estimated Useful Lives
		(Unaudited)
Purchased technology and exclusivity rights	$3,350	$2,550	7
Patents	20	-
	3,370	2,550
Less: accumulated amortization	675	789
	$2,695	$1,761

Expected amortization of intangible assets is as follows:

June 30
2010	$91
2011	364
2012	364
2013	364
2014	364
Thereafter	214
$1,761

On December 4, 2009 the Company recorded an impairment loss of $610 relating to its exclusivity rights under its agreement with Bio Tec. The impairment loss is included in the caption “impairment of supplier assets” in the statements of operations.  During the quarter ending March 31, 2010, the Company also recorded an impairment loss of $20 relating to its patents.  Such impairment loss is reflected in selling, general and administrative expense in the statements of operations. The expense is excluded from cost of sales.  Amortization expenses included in the caption “depreciation and amortization” totaled $118 and $91 for three months ended March 31, 2009 and 2010, respectively, and $359 and $304 for the nine months ended March 31, 2009 and 2010, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

6.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	June 30, 2009	March 31, 2010
		(Unaudited)
Accrued payroll and taxes	$492	$663
Product liability	1,600	-
Accrued interest	203	217
Other	172	221
	$2,467	$1,101

Included in accrued expenses at June 30, 2009 is a $1,600 charge for a liability relating to damages incurred by the Company’s largest customer Techtronics Industries North America, Inc (“TTI”) and its affiliates in connection with defects in a shipment of bio-based engine oil. In October 2009, the Company obtained a release from TTI for the product liability in exchange for 8,000,000 shares of the Company’s common stock.

7.	NOTES PAYABLE, RELATED PARTY

Notes payable consists of the following:
	June 30, 2009	March 31, 2010
		(Unaudited)
Secured note dated December 28, 2007 held by the Company’s President and Chief Operating Officer. Interest accrues at a rate of 6% per annum and is due on July 4, 2010.	$320	$200

Unsecured note held by the Company’s Chairman and Chief Executive Officer. Interest accrued at a rate of 6% per annum. The note was paid during the 2010 third quarter.	125	-

Unsecured notes held by vendors of the Company. These notes will mature by June 30, 2010.	193	24
	$638	$224

In January 2010, the secured note totaling $330 that was due to the Company’s President, Chief Operating Officer and director was extended to July 4, 2010.  The holder also agreed to waive his right to collect a stock issuance of 250,000 shares which was due if the note was extended.  Instead, the Company agreed to have $20 added on to the principal balance of the note resulting in the aggregate note to be $350.  During February 2010, the Company paid $150 to the holder reducing the outstanding balance on the note to $200.  Additionally, in February 2010, the unsecured note totaling $125 that was due to the Company’s Chairman and Chief Executive Officer was paid.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

8.	STOCKHOLDERS EQUITY

Restricted Stock

During the fiscal year ended June 30, 2009, the Company issued restricted stock awards in return for services and compensation to various parties, including employees and non-employees.  The shares were issued at various prices under several different agreements with each of the respective parties.  The Company did not issue any restricted stock for the nine months ended March 31, 2010.

Restricted stock expense for the nine months ended March 31, 2010 was $510.

As of March 31, 2010, there were 4,000,000 shares of unvested restricted stock outstanding and $567 of unrecognized compensation costs.  The Company expects to recognize these costs over the next ten months.

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

Option activity for the nine months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
Outstanding at June 30, 2009	6,603,750	$0.49
Granted	2,172,500	$0.25
Exercised	-0-
Forfeited and Cancelled	(340,000)
Outstanding at March 31, 2010	8,436,250	$0.43	9.3 years	$224
Exercisable at March 31, 2010	-0-

In March 2010, the Company’s board of directors approved option grants to the Company’s employees and independent directors.  The total numbers of shares granted were 2,000,000 and have an exercise price of $0.25 equal to the closing price per share of the Company’s common stock on March 17, 2010.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2010.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

For the Period Ended March 31, 2010
Average expected life (years)	6.0
Average risk free interest rate	3.29%
Expected volatility	201%
Expected dividend rate	0%
Expected forfeiture rate	5%

Stock option expense for the nine months ended March 31, 2010 was $2,233.

As of March 31, 2010, there was $6,573 of unrecognized compensation cost. The Company expects to recognize these costs over the next 2.3 years.

At March 31, 2010, 11,563,750 shares are available for grant under the 2008 Plan.

Warrants

Warrant activity for the nine months ended March 31, 2010 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	600,000	$0.05
Granted	13,469,722	$0.20
Exercised	(8,000,000)	$0.15
Outstanding and exercisable at March 31, 2010	6,069,722	$0.25	2.6 years	$677

9.	COMMITMENTS AND CONTINGENCIES

Bio Tec Litigation

The Company received a notice from Bio Tec, the Company’s former supplier of performance products, that they were terminating its supply agreement with the Company, effective December 4, 2009.  The Company does not believe that the termination of the Bio Tec agreement will have a long term material adverse impact on the Company’s business.  Although the Company has not concluded any definitive agreements with new suppliers, and may never do so, it has already identified alternative sources to supply certain performance products and is in the process of reviewing pricing, production capacity and product quality with a number of these potential suppliers. In addition, the Company has developed its own formulations for 2-cycle oil, 4-cycle oil and bar and chain lubricants, and is working with bio-solvent suppliers, additive companies, formulators and blending facilities to produce these products and others on a contract basis using the Company’s proprietary formulations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The Company hopes to have at least one agreement with a contract manufacturer before the end of current fiscal year—June 30, 2010. Whether the Company purchases lubricant products from new suppliers or it contract manufactures using its own formulations, the Company believes the quality and the performance standard of our performance products will not be compromised.

On December 21, 2009, the Company commenced an action in the United States District Court for the Southern District of New York against Bio Tec to enforce the Company’s rights under the agreement with Bio Tec, including the Company’s rights to Bio Tec’s intellectual property, to recover certain amounts that the Company advanced to or on behalf of Bio Tec and to recover damages that the Company incurred as a result of Bio Tec’s breach of the agreement.  At this time, the Company is unable to assess the outcome of the litigation. ..

Mathew Zuckerman Litigation

On November 20, 2009, Mathew Zuckerman, the Company’s founder and its former president and chief operating officer, and other entities that Zuckerman controls or in which he claims a beneficial interest commenced an action against the Company in the Superior Court of California, County of Los Angeles.  The plaintiffs allege that they have suffered damages of not less than $6 million as a result of the Company’s refusal to allow them to transfer the shares they allegedly own or control.   In addition, Zuckerman seeks declaratory relief that he did not violate the terms of the non-compete covenant contained in his employment agreement as a result of his affiliation with and employment by Alkane, Inc., a company that markets a bio-diesel fuel additive.  On March 31, 2010, the Company’s motion to have the case removed to the U.S. District Court for the Central District of California was granted and on April 30, 2010, the Company’s motion to have the case transferred to the U.S. District Court of Connecticut was denied but its motion to dismiss Zuckerman’s request for declaratory relief was granted.

On May 3, 2010 the Company filed its Answer and Counterclaims against Zuckerman alleging various claims sounding in breach of fiduciary duty, unjust enrichment, breach of contract and fraud, for damages to be determined at trial.  Although we believe that the Company has meritorious defenses to Plaintiffs' claims and will prevail against those claims and succeed on its Counterclaims against Zuckerman, this matter is at a preliminary stage and the Company is not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, the Company has not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

10.	RELATED PARTY TRANSACTIONS

In February 2008, the Company entered into an agreement with Inventek under which Inventek granted the Company a royalty-free license and exclusivity rights to market, sell and distribute appearance products. Inventek is owned by Yasmin Andrecola, whose husband Paul Andrecola, beneficially owns approximately 6.8% of the Company’s stock as of March 31, 2010.  Under the terms of the agreement, Inventek and the Company agreed to combine resources and work together collectively to formulate and manufacture products to be sold under the company’s brand names.  The Company purchased inventory from Inventek totaling $367 and $369 for the three months ended March 31, 2009 and 2010, respectively and a total of $367 and $562 for the nine months ended March 31, 2009 and 2010, respectively.  As of June 30, 2009 and March 31, 2010, amounts due to Inventek were $325 and $344, respectively

In September 2008, the Company entered into a services agreement, as amended, with Marketiquette which is owned and operated by Jeffrey Loch, one of the Company’s directors, and Carol Loch, his wife. KeysKwest, LLC, beneficially owns approximately 6.0% of the Company’s outstanding shares as of March 31, 2010. Carol Loch is the sole member of KeysKwest.  Under the terms of the services agreement the Company pays Marketiquette a monthly retainer of $36 as well as commissions from 5%-10% based on net sales it generates.  The commission depends on the customer’s class of trade with a declining maximum scale based on volume.  The Company paid Marketiquette a total of $249 and $122 for the three months ended March 31, 2009 and 2010, respectively and a total of $612 and $399 for the nine months ended March 31, 2009 and 2010, respectively, which are included in selling, general and administrative expenses.  As of June 30 and March 31, 2010, amounts due to Marketiquette were $300 and $59, respectively.

In December 2008, the Company entered into a five-year worldwide distribution agreement for G-branded products with TTI. TTI beneficially owns approximately 24.1% of the Company’s outstanding shares as of March 31, 2010.  For the three months ended March 31, 2009 and 2010, approximately 69% and 85% of the Company’s revenues, respectively, were earned from TTI and for the nine months ending March 31, 2009 and 2010, approximately 75% and 83% of the Company’s revenues, respectively, were earned from TTI.  As of June 30, 2009 and March 31, 2010 amounts due from TTI were $54 and $128, respectively. As of June 30, 2009 and March 31, 2010 advances received from TTI for future sales of appearance and performance products were $674 and $407, respectively.

11.	CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

For the three months ended March 31, 2009, TTI and ACE Hardware accounted for approximately 69% and 19%, respectively, of the Company’s sales.  For the three months ended March 31, 2010, TTI accounted for approximately 85% of the Company’s net sales.  For the nine months ended March 31, 2009, TTI and ACE Hardware accounted for approximately 75% and 12%, respectively, of the Company’s sales.  For the nine months ended March 31, 2010, TTI accounted for approximately 83% of the Company’s net sales.  As of June 30, 2009 and March 31, 2010, TTI accounted for approximately 19% and 51% of the Company’s trade receivables, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Inventory and Accounts Payable

The Company purchases a significant amount of its inventories from Bio Tec and Inventek, a related- party.  The Company’s inventory on hand purchased from Bio Tec and Inventek and accounts payable relative to Bio Tec and Inventek are as follows:

	June 30, 2009	March 31, 2010
Inventory on hand
Bio Tec	406	181
Inventek	1,009	959

Accounts Payable
Bio Tec	4%	-
Inventek	14%	21%

Inventory purchased
Inventek	704	562

See note 3 for discussion of vendor impairment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933,as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of our Business

We market, sell and distribute an array of branded, environmentally-friendly, bio-based automotive, marine and outdoor power equipment performance and appearance products.  These products are produced for us under supply and requirements contracts with domestic manufacturers.  The “green” base of our performance products is comprised of animal fats, while our appearance products use plant oils.  This biodegradable green base replaces traditional petroleum and chemical derived bases typically used to make motor oils, cleaning solutions and other consumer products without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment.  With our products consumers can “SAVE THE EARTH – SACRIFICE NOTHING®.”

Our G-brand family of products includes G-OIL®, G-FUELTM, G-CLEAN™, G-GLASS™, and G-MARINE™.  These products are offered in a wide range of automotive, marine and outdoor power equipment categories including performance and appearance chemicals. We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals. Our products are now available at a number of national retail outlets and chain stores.

 We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market and marine market.

We received a notice from Bio Tec, our former supplier of performance products, terminating its supply agreement with us, effective December 4, 2009.  We do not believe that the termination of the Bio Tec agreement will have a long term material adverse impact on our business. Although we have not concluded any definitive agreements with new suppliers, and may never do so, we have already identified alternative sources to supply certain performance products and are in the process of reviewing pricing, production capacity and product quality with a number of these potential suppliers. In addition, we have developed our own formulations for 2-cycle oil, 4-cycle oil and bar and chain lubricants, and are working with bio-solvent suppliers, additive companies, formulators and blending facilities to produce these products and others on a contract basis using our proprietary formulations.

We hope to have at least one agreement with a contract manufacturer of performance products before the end of current fiscal year—June 30, 2010. Whether we purchase lubricant products from new suppliers or contract manufactures using our own formulations, we believe the quality and the performance standard of our performance products will not be compromised.

On December 21, 2009, we commenced an action in the United States District Court for the Southern District of New York against Bio Tec to enforce our rights under our agreement with Bio Tec, including our rights to Bio Tec’s intellectual property, and to recover certain amounts that we advanced to or on behalf of Bio Tec and to recover damages that we incurred as a result of Bio Tec’s breach of the agreement.   It is too early to predict the outcome of this litigation.

Results of Operations

Three Months Ended March 31, 2009 and 2010

Our activities for the three months ended March 31, 2009 and 2010 included capital origination, product development, marketing and sales of our bio-degradable appearance and performance products and development of an infrastructure to support the planned business.

Our results of operations for the three months ended March 31, 2009 and 2010 were as follows:

	Three Months Ended
	March 31,
	2009	2010
	($000’s)
Net sales	$1,175	$646
Loss from operations	$(4,019)	$(3,261)
Other expense	$(154)	$(23)
Net Loss	$(4,173)	$(3,284)

Net Sales

Net sales for the three months ended March 31, 2009 consist primarily of shipments of G-CLEAN™ appearance products: pressure washer cleaners, tire shine and wheel cleaner and G-OIL® performance products: 2-cycle oil, 4-cycle oil, and bar and chain lubricants.  Net sales for the three months ended March 31, 2010 consist primarily of G-CLEAN™ appearance products: including pressure washer cleaners, grill cleaner and foam blaster; G-OIL® performance products: including 4-cycle oil, bar and chain lubricants and 5W-30 motor oil and G-FUELTM fuel stabilizer and charcoal starter fluid.  The decrease in net sales is primarily due to production delays of the 2-cycle oil sales during the three months ended March 31, 2010 offset by sales of fuel stabilizer, grill & surface cleaners, the initial sale of foam blaster and charcoal starter fluid. Two customers, TTI and Ace Hardware, accounted for 69% and 19% of our net sales in the three months ended March 31, 2009, respectively.  One customer, TTI, accounted for 85% of our net sales in the three months ended March 31, 2010.   Net sales are comprised as follows:

	Three Months Ended
	March 31,
	2009	2010
	($000’s)
Performance products	$592	$294
Appearance products	583	352
Total	$1,175	$646

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvent animal fats, plant oils, additives, packaging components and fees paid to our affiliates for the costs of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the three months ended March 31, 2009 and 2010 was approximately $933,000 and $541,000 respectively. The decrease in cost of sales (exclusive of depreciation and amortization) is primarily due to the decrease in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses, for the three months ended March 31, 2009 and 2010 include the following:

	Three Months Ended March 31,
	2009	2010
	($000’s)
Salaries	$389	$407
Stock-based compensation	2,811	923
Selling, marketing, public relations and related	457	682
Development, product release and testing	50	118
Management and operating fees	180	234
Legal and professional	45	497
Occupancy, communications and all other, net	205	166
Total selling, general and administrative expenses	$4,137	$3,027

The decrease in stock-based compensation is primarily due to restricted shares granted during the third quarter of fiscal 2009 for recruiting executive management. The increase in sales and marketing was due to the first ever G-OIL™ television commercial which aired on the Speed Channel and sponsorship of the racing team “Green Earth Team Gunnar” and the American Le Mans Series.  The increase in development, product release and testing is due to the development of our own formulations for 2-cycle oil, 4-cycle oil and bar and chain lubricants.  The increase in legal and professional fees is primarily due to legal fees in connection with the Zuckerman and Bio Tec litigations.

Impairment of Supplier Assets

During the quarter ended March 31, 2010, we recorded an additional charge of $243,000 relating to Bio Tec terminating its agreement with us.  Though we believe that Bio Tec has breached the agreement, amounts owed to us may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable. As such, we recorded an impairment loss of $243,000 for inventory.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2009 and 2010 was approximately $124,000 and $96,000, respectively.  Depreciation charges totaled $6,000 and $5,000 for the three months ended March 31, 2009 and 2010, respectively.   Amortization expense for intangible assets totaled $118,000 and $91,000 for the three months ended March 31, 2009 and 2010, respectively. The decrease in amortization expense is primarily due to the write off of intangible assets relating to the Bio Tec intellectual property rights.  The expense is excluded from cost of sales.

Interest expense, net

Net interest expense for the three months ended March 31, 2009 and 2010 was approximately $154,000 and $23,000, respectively.  Interest expense primarily consists of interest due on notes payable to related parties. The decrease in interest expense is due to a reduction in the interest rate from 12% to 6% on the secured notes and the reduction of the principal balance.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

Nine months Ended March 31, 2009 and 2010

Our activities for the nine months ended March 31, 2009 and 2010 included capital origination, product development, marketing and sales of our bio-degradable appearance and performance products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the nine months ended March 31, 2009 and 2010 are as follows:

	Nine months Ended March 31,
	2009	2010
	($000’s)
Net sales	$2,130	$1,512
Loss from operations	$(9,835)	$(9,322)
Other expense	$(236)	$(35)
Net loss	$(10,071)	$(9,357)

Net Sales

Net sales for the nine months ended March 31, 2009 consist primarily of shipments of G-OIL® performance products; 2-cycle oil, bar and chain lubricants and 4-cycle oil and G-CLEAN™ appearance products; pressure washer cleaners, wheel cleaner and tire shine.  Net sales for the nine months ended March 31, 2010 consist primarily of G-OIL® performance products; including 4-cycle oil, bar and chain lubricants and 5W-30 motor oil; G-CLEAN™ appearance products; including pressure washer cleaners, grill cleaner and foam blaster; and G-FUELTM products; including charcoal starter fluid and fuel stabilizer.  The decrease in net sales is primarily due to production delays of 2-cycle oil sales during the nine months ended March 31, 2010 offset by initial sales of charcoal starter fluid, fuel stabilizer, grill & surface cleaners and foam blaster.  Two customers, TTI and Ace Hardware, accounted for 75% and 12% of our net sales in the nine months ended March 31, 2009, respectively.  One customer, TTI, accounted for 83% of our net sales in the nine months ended March 31, 2010.  Net sales are comprised as follows:

	Nine months Ended March 31,
	2009	2010
	($000’s)
Performance products	$1,474	$980
Appearance products	656	532
Total	$2,130	$1,512

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvent animal fats, plant oils, additives, packaging components and fees paid to our affiliates for the costs of  operations employees. Cost of sales (exclusive of depreciation and amortization) for the nine months ended March 31, 2009 and 2010 were approximately $1,798,000 and $1,269,000 respectively. The decrease in cost of sales (exclusive of depreciation and amortization) is primarily due to the decrease in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses for the nine months ended March 31, 2009 and 2010 include the following:

	Nine months Ended March 31,
	2009	2010
	($000’s)
Salaries	$1,078	$919
Stock-based compensation	4,776	2,743
Selling, marketing, public relations and related	1,880	1,695
Development, product release and testing	421	225
Management and operating fees	592	627
Legal and professional	534	892
Occupancy, communications and all other, net	509	580
Total selling, general and administrative expenses	$9,790	$7,681

             The decrease in salaries is primarily due to the resignation of our former president and chief operating officer and a reduction of salary paid to our chief executive officer. The decrease in stock-based compensation is due to restricted shares granted during fiscal 2008 for recruiting executive management offset by stock option grants to employees. The decrease in sales and marketing is primarily due to decreased shipping costs, public relation fees and last year’s advertising campaigns, partially offset by the first ever G-OIL™ television commercial which aired on the Speed Channel and sponsorship of the racing team “Green Earth Team Gunnar” and the American Le Mans Series.  The decrease in development, product release and testing is primarily due to the 2008 independent testing fees for obtaining the SM rating from the American Petroleum Institute (API) for our 5W-30 motor oil, partially offset by the development of our own formulations for 2-cycle oil, 4-cycle oil and bar and chain lubricants.  The increase in legal and professional fees is primarily due to higher legal fees in connection with the Zuckerman and Bio Tec litigations, partially offset by prior year organization costs.  The increase in occupancy, communications and all other is primarily due to higher office, travel, rent and insurance fees.

Impairment of Supplier Assets

On December 4, 2009 we received a notice from Bio Tec, one of our suppliers of performance products, that it was terminating its agreement with us.  As a result, we recorded charges of $1,546,000.  Though we believe that Bio Tec has breached the agreement, amounts owed to us may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable. As such, we recorded an impairment loss of $610,000 related to Bio Tec exclusivity rights, wrote off $596,000 for inventory, recorded a charge of $286,000 for fixed assets at the Bio Tec facility, and expensed other Bio Tec related charges totaling $54,000.

We have identified alternative sources for performance related products and we are conducting product performance and specification testing with such sources.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended March 31, 2009 and 2010 was approximately $377,000 and $338,000, respectively.  Depreciation charges totaled $18,000 and $34,000 for the nine months ended March 31, 2009 and 2010, respectively.  The increase in depreciation expense is primarily due to a full nine months of expense.  Amortization expense for intangible assets totaled $359,000 and $304,000 for the nine months ended March 31, 2009 and 2010, respectively.  The decrease in amortization expense is primarily due to the write off of intangible assets relating to the Bio Tec intellectual property rights.  The expense is excluded from cost of sales.

Interest expense, net

Net interest expense for the nine months ended March 31, 2009 and 2010 was approximately $236,000 and $35,000, respectively. Interest expense consists of interest due on notes payable to related parties.  The decrease in interest expense is due to a reduction in the interest rate from 12% to 6% on the secured notes and the reduction of the principal balance.  Interest expense is currently accruing at approximately $3,000 per quarter.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

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

Liquidity and Capital Resources

At June 30, 2009 and March 31, 2010, we had $697,000 and $2,186,000, respectively, in cash and an accumulated deficit of $32,354,000 and $41,711,000, respectively.  As June 30, 2009 we had a working capital deficit of $2,351,000 and as of March 31, 2010, we had working capital of $1,276,000.

Net cash used by operating activities was $4,970,000 and $5,484,000 for the nine months ended March 31, 2009 and 2010, respectively. The increase was primarily due to payments made to vendors and decrease in accounts payable in the nine months ended March 31, 2010.

Net cash provided in financing activities was $5,059,000 and $6,994,000 for the nine months ended March 31, 2009 and 2010, respectively. The net proceeds from our financing activities will be used to support our expansion, including purchases from suppliers, and increased infrastructure costs. We cannot estimate at this time the cost of capital necessary to integrate a new supplier for our performance related products.  Nor have we determined if the funding will involve cash, debt or equity as negotiations are ongoing.

Our capital requirements are not significant as the majority of our performance and appearance products are outsourced to third party suppliers.  During nine months ended March 31, 2009 and 2010, our cash used for investing activities (capital requirements) was $32,000 and $21,000, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, sales and marketing, purchasing raw materials and packaging finished goods to fulfill orders.

We currently have no material commitments for capital expenditures.

Further, losses from operations are continuing subsequent to March 31, 2010 and we anticipate that we will continue to generate losses from operations in the near future.  As a result, in their report for the fiscal year ended June 30, 2009, our auditors raised substantial doubt about our ability to continue as a going concern.

Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Equity

From July 1, 2009 through March 31, 2010, we issued 17,850,000 shares of common stock for gross proceeds of $5,100,000 in private placement transactions.  Included in those shares are 325,000 shares, having a value of $92,000 issued to a placement agent in connection with those transactions. In addition, there was $75,000 in cash payments in connection with these private placement transactions.

On March 31 2009, TTI subscribed for 6,666,667 shares of common stock and warrants to purchase 2,222,222 shares of common stock at $0.20 per share at any time on or before March 31, 2012.  The aggregate purchase price for the stock and warrants was $2,000,000.  The securities were issued in October 2009.

In October 2009, we entered into an investment agreement with TTI under which TTI agreed to purchase 8,000,000 shares of our common stock for an aggregate purchase price of $1,200,000.  In addition, we granted TTI warrants to purchase another 8,000,000 shares of our common stock at a price of $0.15 per share, or $1,200,000 in the aggregate.  In October 2009, TTI exercised half its warrants and we issued 4,000,000 shares. In January 2010, TTI exercised the other half of the warrants and we issued the remaining 4,000,000 shares for proceeds of $600,000.  Under the agreement, we also agreed to issue 8,000,000 shares of our common stock in satisfaction of all claims, except for product liability claims or any claims that cannot be released as a matter of law, relating to liabilities and/or damages incurred by TTI and its affiliates in connection with a shipment of defective engine oil. After taking into account the exercise of outstanding warrants and options, TTI beneficially owned 24.1% of our issued and outstanding shares as of May 14, 2010.

Debt

From August 2007 through June 30, 2009, we issued notes with an aggregate original principal amount of $1,320,000, of which $170,000 remains outstanding at March 31, 2010.  From July 1, 2009 through March 31, 2010 we issued a note with an aggregate principal amount of $30,000, all of which remains outstanding.  These amounts do not include $24,000 of trade payables evidenced by notes.

Going Concern Consideration

Due to our limited amount of committed capital, recurring losses, negative cash flows from operations and our inability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2009, out independent auditors stated that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of March 31, 2010, we had an accumulated deficit of $41,711,000, with total stockholders’ equity of $3,090,000.  We had working capital of $1,276,000 at March 31, 2010.  However, we believe the $407,000 recorded as deferred revenue from TTI and the note payable to our chief operating officer for $200,000, if needed, we could request both TTI and our officer to forego the short term nature of these amounts owed.  This would provide us with an adjusted working capital of approximately $1,883,000 at March 31, 2010

Since March 31, 2010, we have had discussions with existing and potential new investors regarding one or more financing transactions.  We have not received any firm commitments from any of these sources.  However, the discussions are continuing.  Additionally, we believe net sales will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment or increase net sales.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

Between our available cash balance at March 31, 2010 of $2,186,000 and our adjusted working capital of $1,883,000, we have estimated, we may require approximately $2.5 – $3.5 million of additional cash for calendar year ending December 31, 2010.

Contractual Arrangements

Significant contractual obligations as of March 31, 2010 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$111,000	$80,000

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 15 of our Registration Statement on Form 10 for the fiscal year ended June 30, 2009 and nine months ended March 31, 2010.

Summary of Significant Accounting Policies and new Accounting Pronouncements

See note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements for a full description of recently issued accounting pronouncements, including date of adoption and effects on results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of our internal control over financial reporting as of March 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2010:

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

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

(b)  Changes in Internal Control Over Financial Reporting

During our second fiscal quarter of 2010, we implemented a new accounting system which allows us to develop better internal controls around issuing purchase orders, processing accounts payable, accounts receivable, inventory, manufacturing and reporting.  We believe the new ERP system has and will continue to improve our internal control framework.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 20, 2009, Mathew Zuckerman, our founder and former president and chief operating officer, and other entities that he controls or in which he claims a beneficial interest commenced an action against us in the Superior Court of California, County of Los Angeles.  The plaintiffs allege that they have suffered damages of not less than $6 million as a result of our refusal to allow them to transfer the shares they allegedly own or control.  In addition, Zuckerman seeks declaratory relief that he did not violate the terms of the non-compete covenant contained in his employment agreement with us as a result of his affiliation with and employment by Alkane, Inc., a company that markets a bio-diesel fuel additive.  On April 1, 2010, our motion to have the case removed to the U.S. District Court for the Central District of California was granted and on April 30, 2010 the U.S. District Court Central District of California dismissed our motion to have the case transferred to the U.S. District Court of Connecticut but granted our motion to dismiss Zuckerman’s request for declaratory relief.

On May 3, 2010 we filed our Answer and Counterclaims against Zuckerman alleging various claims sounding in breach of fiduciary duty, unjust enrichment, breach of contract and fraud, for damages to be determined at trial.  Although we believe that we have meritorious defenses to Plaintiffs' claims and will prevail against those claims and succeed on its Counterclaims against Zuckerman, this matter is at a preliminary stage and we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

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

The following risk factors have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Registration Statement on Form 10 for the fiscal year ended June 30, 2009 and three months ended March 31, 2010. Please refer to Item 1A of our Form 10 for disclosures regarding other risks and uncertainties related to our business.

We have determined that there is a material weakness in our internal controls over financial reporting, which may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

As set forth in Item 4 of this report, in connection with our assessment of internal control over financial reporting for the period ended March 31, 2010, we concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010 due to material weaknesses in our financial reporting controls and our inventory controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing remediation efforts with respect to the material weaknesses noted.  However, despite these steps, we may experience reportable conditions and material weaknesses in the future, which may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that we will determine that our material weakness have been remedied by the end of our next reporting period.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of May 14, 2010, we had 134,262,153 shares of common stock issued and outstanding.  In addition, as of May 14, 2010, we had reserved an additional 30,069,722 shares for issuance as follows:

•	20,000,000 shares reserved for issuance under our stock option plan, of which 8,436,250 underlie outstanding options at March 31, 2010;
•	4,000,000 shares issuable to our chief executive officer under his employment agreement;
•	3,847,500 shares underlying outstanding warrants; and
•	2,222,222 shares underlying the warrants issuable to TTI under the TTI Investment Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

In February 2010, we issued 3,600,000 shares of common stock and warrants to purchase 1,080,000 shares of common stock at $0.38 per share for gross proceeds of $1,000,000.  We paid $25,000 in cash and agreed to issue 100,000 shares of common stock, having a value of $25,000, to a placement agent in connection with this private placement transaction.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: May 14, 2010	By:	/s/ William J. Marshall
Name: William J. Marshall
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Greg D. Adams
Name: Greg D. Adams
Title: Chief Financial Officer
(Principal Executive Officer)