Form 10-K
period 2010-06-30
GREEN EARTH TECHNOLOGIES INC
filed 2010-09-28
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:  000-53797

GREEN EARTH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0755102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bank Street, Suite 680, White Plains, New York	10532
(Address of Principal Executive Office)	(Zip Code)

                             (877) 438-4761
Registrant’s Telephone Number Including Area Code

Securities registered under Section 12(b) of the Exchange Act:                 None

Securities registered under Section 12(g) of the Exchange Act:                 Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2009, was approximately $17,842,000.

As of September 15, 2010, there were 140,918,153 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2010 annual meeting of stockholders, to be filed no later than October 28, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GREEN EARTH TECHNOLOGIES, INC.

Form 10-K Annual Report

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Annual Report, including assumptions about the risks and uncertainties we face. In addition, we may make forward-looking statements orally or in writings, including, but not limited to, in press releases, in our annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part I, Item 1A, “Risk Factors” of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time. Investors are strongly encouraged to consider those factors when evaluating any forward-looking statements about our business operation or financial condition. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “Green Earth” include reference to our subsidiary as well.

PART I

ITEM 1.  BUSINESS.

OVERVIEW

We market, sell and distribute an array of branded, environmentally-friendly, bio-based performance and cleaning products to the automotive, outdoor power equipment and marine markets.  In July 2010, our newest product, OSC-1809 Surface Washing Agent, was approved for listing on the Environmental Protection Agency’s National Oil and Hazardous Substance Pollution Contingency Plan Schedule.  As such, it can be used to clean-up oil spills.

Our products are produced for us under supply and requirements contracts with domestic manufacturers.  The “green” base of our performance products is comprised of animal fats, while our cleaning and surface washing agents use plant and vegetable oils.  These biodegradable bases replace traditional petroleum and chemical derived bases typically used to make motor oils, cleaning solutions and other consumer products without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment.

Our family of G-branded products are grouped under the following categories:  G-OIL®, G-FUELTM, G-CLEAN™, G-GLASS™, and G-MARINE™.  These products are offered in a wide range of automotive, marine and outdoor power equipment categories.  We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals.  Our products are available at a number of national retail outlets and chain stores.  We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market and marine market.

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive. Our products are part of the automotive aftermarket, outdoor power equipment market and the marine market, which includes automobiles, lawn mowers, chain saws, leaf blowers, hedge trimmers and boats.

Automotive Aftermarket

The automotive aftermarket refers to the maintenance, repair, parts, accessories, chemicals and fluids for vehicles after their original sale.  The addressable market for our automotive products in the United States is comprised of more than 200 million licensed drivers, as reported in the Automotive Aftermarket Industry Association Digital Fact Book & Lang Annual – 19th Edition (2010) (the “AAIA Fact Book”).  These licensed drivers purchase approximately 586 million gallons in 2009 of motor oil, as reported in the Kline and Company study.  According to the AAIA Fact Book, the size of the U.S. automotive aftermarket products market was roughly $280 billion in 2008. These figures include retail sales through do-it-yourself (“DIY”) and do-it-for-me (“DIFM”) outlets. DIY refers to when consumers perform the maintenance and repair work needed on their vehicles.  DIFM refers to when consumers use professionals to perform the maintenance and repair work needed on their vehicles.

According to the AAIA Fact Book, in 2008, aftermarket parts, accessories, tires and services for light vehicles were sold directly to consumers through 42 distribution channels.  These channels represent all of the establishments that sell automotive products and services to DIY and DIFM consumers.  As reported in the AAIA Fact Book, the largest channels in 2008 were new car dealers, general automotive repair garages, automotive body, paint, interior repair and maintenance shops and automotive parts and accessories stores.  The channels experiencing the largest growth over 2007 are warehouse clubs and superstores and automotive specialty transmission repair shops.  Historically, distribution of aftermarket parts, accessories and chemicals has been accomplished through either the service channel to DIFM consumers or through the retail channel to DIY consumers.

According to the Fast Lube / Auto Oil Change Service Industry Profile Excerpt from First Research, Inc., the U.S. automotive oil change and lubrication industry includes about 4,000 companies with combined annual revenues of $4 billion.  Large chain stores include Jiffy Lube, Pennzoil 10-Minute Oil Change, Valvoline Instant Oil Change and Texaco Xpress Lube.  Despite the presence of large chains, the industry is highly fragmented with the largest companies representing less than 40% of the market.  Quick lube operators (service establishments specializing in providing fast oil changes and may also offer other automotive services), for the most part, are independent service providers with one or two shops that do not have a significant relationship with either vehicle manufacturers or petroleum marketers.  Demand is driven by the amount of driving that consumers do and by new car sales. Major services are oil changes, installation of new oil filters, chassis lubrication and preventative maintenance. Typically, more than 70% of revenue is from oil changes.

Motor Oil

According to National Oil & Lube News 2010 Fast Lube Operators Survey (September 2010), the overall breakdown of motor oil sales is as follows:

● Conventional/Synthetic Blend  =  72%
● Full Synthetic  =  10%
● High Mileage  =  8%
● Diesel  =  8%

According to the National Petrochemical & refiners Association’s 2007 U.S. Report on Lubricating Oil and Wax Sales, published in November 2008 (the “NPRA Report”), comparative sales of U.S. automotive gasoline engine oils (classified under SAE J183 by viscosity grade), the total gasoline engine oils sold in 2007 reached 585 million gallons with the top grades listed below:

● 5W-30:                 185.84 million gallons or 37.6% share (an increase of 4.5% over the previous year)
● 10W-30:               172.76 million gallons or 35.0% share (a decrease of 13.0% over the previous year)
● 5W-20:                 58.61 million gallons or 11.9% share (an increase of 11.2% over the previous year)
● 10W-40:               46.85 million gallons or 9.5% share (a decrease of 13.7% over the previous year)

According to National Oil & Lube News, March 2010, the Top 5 Fast-Lube and Oil-Plus Chains within the U.S. aftermarket channels are as follows:

Top 5 Fast Lube

● Jiffy Lube  -  1,976 outlets
● Pennzoil 10-Minute Oil Change  -  887 outlets
● Valvoline Instant Oil Change  -  850 outlets
● Texaco Xpress Lube  -  450 outlets
● Kwik Kar  -  386 outlets

Top 5 Oil-Plus

● Wal-Mart Tire & Lube Express  -  2,524 outlets
● Bridgestone Retail Operations  -  2,112 outlets
● Goodyear Gemini Automotive Care  -  1,908 outlets
● Midas Auto Service Experts  -  1,578 outlets
● TBC Retail Group  -  1,200 outlets

API Engine Oil Guide

Multi-grade oils such as SAE 5W-30 and 10W-30 are widely used because, under all but extremely hot or cold conditions, they are thin enough to flow at low temperatures and thick enough to perform satisfactorily at high temperatures.

● 32 degrees F =                      5W-20, 5W-30, 10W-30, 10W-40 and 20W-50
● 0 degrees F =                        5W-20, 5W-30, 10W-30 and 10W-40
● Below 0 degrees F =            5W-20 and 5W-30

The API service symbol “DONUT” is for gasoline engine oil categories (for cars, vans and light trucks with gasoline engines) designed for gasoline engine service that fall under the API’s “S” (Service) categories.  “SM” is the current service symbol for all automotive engines currently in use.  Introduced in 2004, SM oils are designed to provide improved oxidation resistance, which means less oil thickening, improved deposit protection, so that the engine will not form harmful deposits as quickly, better engine wear protection and better low-temperature performance over the life of the oil.  For automotive gasoline engines, the current engine oil service category (SM) includes the performance properties of each earlier category.  For instance, if an automotive owner’s manual calls for API “SJ” or “SL” oil, then API “SM” oil will provide full protection.

Effective October 2010, API has adopted two new engine oil performance standards for vehicles with gasoline engines: ILSAC GF-5 and API SN. ILSAC GF-5 represents the latest performance standard set by the International Lubricant Standardization and Approval Committee (ILSAC), a joint effort of U.S. and Japanese automobile manufacturers. Most automobile manufacturers are expected to recommend oils that meet ILSAC GF-5. API SN is the most recent service category issued by API’s Lubricants Group. Oils meeting API SN and the new “Resource Conserving” designation must meet all ILSAC GF-5 performance requirements.

Cleaning Products

Automotive cleaning products enhance a car’s appearance, inside and outside, including tires, wheels, seats, carpet, dashboard and trim.  These products fall into four categories: washes, waxes and polishes, touch-up paints and body fillers and protectants.  Most washes are simply detergents designed specifically for washing vehicle exteriors.  These products are formulated to be gentle on clear-coat finishes; some are even formulated to need no water.  There are also washes designed to clean wheels and tires, and others to clean glass.  All of these products have grown in popularity as consumers have become more aware of the need to care for clear-coat finishes and other vehicle components properly.  Detergents are cleaning products that are used in various cleaning applications such as power washing and degreasing fluids.

Outdoor Power Equipment Market

We also sell our products into the outdoor power equipment market.  The size of the United States market for outdoor power equipment products was roughly $15 billion in 2008 according to the Outdoor Power Equipment Institute.  In 2008, annual U.S. shipments of power lawn mowers were just below 7,000,000 units, 78% of which were walk behind mowers and 22% of which were riding mowers.  Power mowers require 4-cycle engine oil.  The total “hand-held” gas powered units shipped in 2008 neared 11,000,000 units with trimmers representing over 51% of the volume, followed by chain saws (25%), hand held blowers (18%) and back pack blowers (6%).  These units require 2-cycle engine oil and chain saws also require bar and chain oil.

Marine Market

Marine cleaning products maintain a boat’s condition both on and off the water.  These products are used for washing the boat and maintaining and cleaning the hull and bottoms, bilge, galleys, windows and engine rooms.  Marine performance products maintain and protect a boat’s engine.  Marine engine oils are typically certified by the NMMA and are engineered for all makes and models of outboard engines and personal watercraft.

The size of the recreational marine market was roughly $33 billion in 2008, according to the National Marine Manufacturers Association (“NMMA”).  The recreational marine market includes retail expenditures on new and used boats, motors and engines, trailers, accessories and other associated costs. The NMMA conducts various surveys of pleasure boat industry trends and the most recent surveys indicate that 70 million adults in the United States participated in recreational boating in 2008, an increase of 5.6 percent compared to the prior year.  There are currently approximately 17 million boats owned in the United States, including outboard, inboard, sailboats, personal watercraft, and miscellaneous (canoes, kayaks, rowboats, etc.).  Most boats require NMMA certified marine engine oil.

Several factors influence sales trends in the recreational boating industry, including general economic growth, consumer confidence, household incomes, the availability and cost of financing, weather, fuel prices, tax laws, demographics and consumers’ leisure time.   In addition, inflation, the cost of certain components and the impact of environmental regulation have increased the cost of owning a boat in recent years.

Surface Washing Agents

Surface Washing Agents are products that clean and remove oil once it has migrated to the shoreline or beaches.  Surface Washing Agents are primarily used on solid surfaces and objects though if they are non toxic, they can be used on plants and/or animals (including humans.) These products are the final line of defense in the abatement of oil spills.  Surface washing agents are required to be approved by the Environmental Protection Agency (“EPA”).

OUR PRODUCTS

Our initial product categories include performance products, principally lubricants that substitute for petroleum-based motor oils, cleaning products, such as car washes, glass cleaners, tire-care cleaning solutions and outdoor cleaning solutions.  In addition, our new surface washing agent is currently being tested in the Gulf of Mexico.

All of our products are designed to be environmentally-friendly and most of them meet the “Ultimate Biodegradable” ranking of ASTM. “Ultimate Biodegradable” is ASTM’s highest ranking for biodegradability, meaning the product degrades in 28 days to the required levels.  For the fiscal year ended June 30, 2010, 54% of our revenues were generated by our performance products and 46% of our revenues were generated by our cleaning products.

Performance Products

Our performance products include motor oils, engine oils and other lubricants that are sold under the G-OIL® brand, currently available in a number of formulations:

●	SAE 5W-30 motor oil for automobiles;
●	2-cycle engine oil for 2-cycle outdoor air-cooled engines typically found in “hand-held” gasoline powered outdoor maintenance equipment like hedge trimmers and leaf blowers;
●	4-cycle SAE 30 and SAE 10W-30 engine oil for 4-cycle air-cooled engines such as those found in lawn mowers; and
●	TC-3W 2-cycle marine engine oil for boat engines
●	Bar and chain oil for chain saws.

Our performance products have been available at retail since August 2008 except for the SAE 5W-30 motor oil, which became available in September 2009 and TC-3W 2-cycle marine engine oil which became available in May 2010.

Our “green” bio-base, when mixed with additives according to our specifications, enables the dual advantage of low temperature operation and high temperature stability.  Our G-OIL® SAE 5W-30 motor oil is capable of operating at temperatures as low as minus 40 degrees Fahrenheit.  For example, in cold weather, our oil allows for easy, minimal-engine-wear starts, cold engine operation and smooth flow through the engine, yet at higher temperatures, our oil retains sufficient thickness to ensure proper engine lubrication.  These findings are based on third-party tests conducted in accordance with industry guidelines provided by independent industry standards organizations, each with their own complex criteria for certifications that take into account numerous factors.

In March 2009, our G-OIL® SAE 5W-30 motor oil was granted the service symbol “Donut” by the American Petroleum Institute (API) for use in all types of gasoline engines, including those found in automobiles and other motor vehicles.  We plan to formulate other grades of motor oil such as SAE 10W-30 and SAE 5W-20 by the end of our current calendar year.  API is an American National Standards Institute (ANSI) accredited standards developing organization and maintains some 500 standards covering all segments of the oil and gas industry.  Both retailers and consumers rely on API quality marks and ratings when choosing motor oils.  The “Donut” is an API “Engine Quality Mark” indicating that G-OIL® adheres to industry technical specifications for SAE 5W-30 motor oil. Engine oil marketers may only use the “Donut” on their products if specific requirements are met based on performance requirements, test methods and limits which are cooperatively established by vehicle and engine manufacturers, technical societies such as the Society of Automotive Engineers (SAE) and ASTM International (“ASTM”), one of the largest voluntary standards development organizations in the world and a source for technical standards for materials, products, systems, and services and industry associations like the American Chemistry Council and API.

In addition, our G-OIL® SAE 5W-30 motor oil has met all of the engine test criteria for the API SM rating and we are currently testing our oil for the API SN rating.  The SN rating is an industry-recognized rating that is API’s newest and highest possible rating for oils designed for gasoline-engine service.  In order to receive the SM rating, our products undergo a series of testing by authorized third-party laboratories and must meet or exceed performance benchmarks.  The SN rating distinguishes gasoline-engine oils that are designed to provide (i) improved oxidation resistance, which means less oil thickening, (ii) improved deposit protection, so that the engine will not form harmful deposits as quickly, (iii) better engine wear protection, and (iv) better low-temperature performance over the life of the oil.  Popular Mechanics magazine awarded G-OIL® the Editor’s Choice Award at the 2007 SEMA (Specialty Equipment Market Association) Show in November 2007.  The SEMA Show is an annual automotive specialty products trade show.

Cleaning Products

Our cleaning products are sold under the G-CLEANTM, G-GLASS™ and G-MARINETM brands.

G-CLEANTM includes car washes, glass cleaners, tire care solutions and all-purpose detergents currently available in a number of formulations:

●
Car Wash is a heavy duty hydrophobic (water repelling) solution that is designed to cause water to “bead up” and “roll off,” leaving no spots.  Car Wash is not a detergent, soap or petroleum solvent, but a blend of natural plant based products (including soy, corn, grain and potatoes) that are designed to be safe for vegetation and groundwater.

●
Wheel Cleaner and Brake Dust Shield is a two-step wheel cleaner and brake dust repellent solution.  Step one (Wheel Cleaner) is designed to remove tough dirt buildup, while step two (Brake Dust Shield) is designed to leave a shine and protective coating that repels brake dust.

●	Ultimate Tire Shine is designed to remove dirt and road grime while shining tires and protecting their surface.

~~●~~
Rain Repellent & Anti-Fog are hydrophobic glass treatments.  The products are designed to disperse nano-sized particles that penetrate glass surfaces to form a bond that repels rain, ice and snow on the outside and smoke, fog and other types of moisture on the inside for up to several months.

●
All Purpose Cleaner is a multipurpose-multi surface cleaner is designed to easily lift away dirt and debris as well as keeping surfaces cleaner longer by creating an invisible anti-static residue that reduces future dust and dirt buildup.

~~●~~
Concentrated dissolvable pouches that are used with power washers.  Detergents are available in three 3-pack formulations: Concrete Cleaner & Degreaser, Siding & All Purpose Cleaner and Mold & Mildew Stain Remover.

~~●~~
Foam Blaster is a highly concentrated “foam" all purpose cleaner which gets applied at high pressure and is designed to leave long lasting thick foam that sticks, extending the dwell time for better cleaning.

~~●~~
Grill & Surface Cleaner is designed to lift and remove baked on grease, dirt and food particles on outdoor grills and cooking surfaces while leaving a lasting shine that shields the surface for future cooking and easier cleaning the next time.

~~●~~	Interior Protectant is a cleaning solution designed to shield and shine interior surfaces while protecting automobiles dashboard and other rubber surfaces against UVA and UVB sun rays.

G-GLASS™ is designed to be an easy-to-use, no-streak organic formula that clings to glass and penetrates its surface, dissolving and removing dirt and forming an invisible anti-static residue that reduces dust and dirt build-up.

Cleaning products sold under the G-MARINE™ brand include boat washes, hull and bottom cleaners, bilge cleaners, and glass cleaners currently available in a number of formulations:

●
Boat Wash is a heavy duty highly concentrated cleaner that is designed to penetrate dirt and oils, breaking them into little particles that constantly repel each other. This prevents the particles from sticking, resulting in a spot-free shine on a boat's surface.  Boat Wash will not harm the waterways like most other boat wash products and it’s safe to use while your boat is in the water.

●
Hull & Bottom Cleaner uses plant base oils and contains nano-enhanced emulsifiers that break down organic soils and hydrocarbons on the hull while cleaning and removing stains and grime on the bottom of a boat.

●
Bilge Cleaner & Deodorizer is a cleaner/degreaser that contains nano-enhanced emulsifiers that break down organic soils and hydrocarbon matter in the bilge, fish well or bait tank leaving behind a fresh scent.

●	Boat Glass Cleaner ammonia free organic formula keeps surfaces cleaner longer by creating an invisible anti-static coating that reduces dirt buildup while repelling water and resisting salt.

Surface Washing Agents

Our surface washing agents are sold under the G-MARINETM brand.  Our initial product in this category is OSC-1809 Surface Washing Agent Oil and Fuel Spill Clean-Up!, which is a blend of water-based and ultimate biodegradable ingredients specifically formulated to emulsify and encapsulate fuel and oil by penetrating and breaking down long chain hydrocarbons bonds rendering them water soluble.  Surface Washing Agent Oil and Fuel Spill Clean-Up! has satisfied the regulatory requirements of the National Oil and Hazardous Substance Pollution Contingency Plan (NCP), allowing it to be listed on the NCP product schedule under the surface washing agent category, meaning it can be used by “Federal on-scene coordinators” in accordance with such regulations and is posted on the Environmental Protection Agency's website (www.epa.gov/emergencies/content/ncp/index.htm) in the Product Schedule and Technical Notebook.

GROWTH STRATEGY

Our growth strategy is designed to capitalize on our brand recognition and our position as a provider of environmentally-friendly, bio-based automotive, marine and outdoor power equipment performance, cleaning products and surface washing agents. We have launched a sales and marketing program for our performance and cleaning products, using product and corporate branding; promotional and advertising campaigns on television channels targeted toward our market; point of purchase marketing at auto parts retail stores, home improvement centers, marine stores, mass market retailers, and regional wholesalers; push-pull strategy; and public promotions. We are also using direct sales efforts to promote our surface washing agents that are currently being used as part of the oil spill clean-up efforts in the Gulf of Mexico. We believe that our aggressive sales and marketing effort together with our efficient distribution infrastructure will enable us to successfully and quickly place our products with retail and commercial customers.

Branding

We have embarked on creating a powerful consumer brand using the symbol “G”, which we hope will become the choice of consumers seeking products that are both green and effective.  We have also adopted an “umbrella” approach to product branding that allows the “G” brand to “crossover” multiple categories of products within a variety of trade channels.  For example, a consumer who replaces his or her own motor oil is also likely to mow his or her own lawn or barbeque.  If that consumer is impressed by the product performance of one product, then he or she would be very likely to re-purchase and try other G-branded performance and cleaning products.   By addressing consumer consumption habits, we expect to appeal to all consumers, not only those whose choice of products is determined purely by their “green” attributes.

Strategic Relationships

The following are the relationships that we deem to be “strategic” and material to our business.

Under an agreement dated as January 25, 2009 with Inventek Colloidal Cleaners, LLC (“Inventek”) we acquired the:

(i)
Exclusive right in the United States and Canada and the non-exclusive right world-wide, outside the United States and Canada, to sell, market and distribute in retail channels of distribution any cleaning products manufactured by Inventek or by any person related to Inventek (“Inventek Products”);

(ii)	the non-exclusive right world-wide, to sell, market and distribute Inventek Products in all other non-retail distribution channels; and
(iii)
with respect to Inventek Products, the non-exclusive right world-wide to include all or selected portions of any certifications, products claims or descriptions, test results, safety or use instruction, or warnings, in labeling, packaging, documentation or any marketing materials or any other materials or media used in connection with the sale or distribution of Inventek Products.

        In exchange for these rights, we agreed to market and distribute the Inventek Products under our line of “G” branded products and to refrain from distributing, promoting, marketing or selling any products that compete with Inventek Products.  There are no minimum purchase requirements under our agreement with Inventek.  Our agreement also provides that we and Inventek will work together to establish testing procedures and reporting to ensure quality and consistency in our product batches.  The Inventek agreement has a ten-year term after which it continues indefinitely until either party gives the other 90-days prior written notice of its intent to terminate the agreement.

In December 2008, we entered into a market distribution agreement with Techtronics Industries North America Inc. (TTI). TTI is a leading manufacturer of outdoor power equipment and The Home Depot’s largest supplier.  Under our agreement, TTI purchases our performance and cleaning products and distributes the products through their domestic and international networks.  In addition, TTI intends to co-brand and co-market various G-branded products with their products.

Until December 2009, we purchased our performance products from Bio Tec, LLC (“Bio Tec”).  After Bio Tec terminated that agreement in December 2009, we accelerated our research and development efforts and eventually came up with our own formulations.  Beginning in July 2010, we entered into an arrangement with Delta Petroleum Company, to produce our performance products based on our specifications and formulations.  In September 2010, we formalized this arrangement by entering into a Product Production and Sale Agreement with Olympic Oil, Ltd., a wholly-owned subsidiary of Delta Petroleum.  (In this report, we refer to Olympic Oil and Delta Petroleum collectively as the “Delta Group.”)  Under this agreement, the Delta Group produces all our performance products based on our formulations and specifics, which we provide to them.  Delta Group also tests the finished product to ensure compliance with our specifications and performance standards and bottles, packages, warehouses and ships the final product to our customers.  The Delta Group purchases the ingredients and raw materials that are used to produce these products from its suppliers.  The Delta Group also has the right under the agreement, subject to our consent, to sell our products to its other customers either under our label or under the customers’ private label.   The agreement is for a three-year term and automatically renews for an unlimited number of one-year terms until one of the parties gives the other 60 days prior written notice that it does not want to renew the agreement.

Finally, we have an agreement with Marketiquette, Inc. (“Marketiquette”) under which Marketiquette provides us with marketing and branding services.  One of the principals of Marketiquette is a member of our board of directors.

Develop New Products and Services

Our development activities are performed for the most part by our suppliers, principally Inventek. We also have a full-time employee devoted to research and development efforts focused on developing our own formulations of our performance products, which includes submitting our independent test results to industry certification organizations.

We believe that we have successfully developed a method for converting animal fats and plant oils to a bio-base ingredient for our motor oil, bar and chain lubricants and our 2-cycle and 4-cycle engine oils. We have completed testing of our JASO FC 2-cycle and bar and chain oils and we are bench and engine testing our 4-cycle 10W-30 and SAE 30 OPE oils to determine their performance relative to comparable products from other suppliers, including the cost of producing these products through third-party manufacturers. We continue to work on formulations for other grades of lubricants and motor oils.

Pursue Strategic Acquisitions

From time to time, we expect to consider acquisition opportunities if we feel they have strategic and shareholder value. The types of acquisitions that we would consider as strategic include those that add value to our brand, our base of intellectual property or our product line.

SALES AND MARKETING

We have launched a sales and marketing program for our performance and cleaning products, using product and corporate branding; promotional and advertising campaigns on television channels targeted toward our market; point of purchase marketing at auto parts retail stores, home improvement centers, grocery store chains, mass market retailers, and regional wholesalers; push-pull strategy; and public promotions.  We believe that our aggressive sales and marketing effort together with our efficient distribution infrastructure will enable us to successfully and quickly place our products with retail and commercial customers.

Our “go-to-market” strategy is based on our understanding of consumer behavior that drives decisions related to where to compete and how to compete.  It includes a profile of the consumer motivations determining who they are, what they want, what they need and where they go to satisfy these wants and needs.  This strategy is also a process of educating the consumer by making the products readily available and then motivating them to buy.

Our sales infrastructure includes master distribution agreements with a variety of wholesalers and contractual arrangements with approximately 100 sales professionals who sell to over 330,000 retail locations.  We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, and categories that include home improvement centers.

CUSTOMERS

A significant portion of our sales is derived from a limited number of customers.  For the fiscal years ended June 30, 2009 and 2010, approximately 96% and 83%, respectively of our sales were from two customers, TTI and Ace Hardware Corp.  TTI beneficially owned approximately 22.6% of our outstanding shares as of September 15, 2010.

Our targeted customers are primarily in the automotive aftermarket (including Fast Lube/Auto Oil Change Services), outdoor power equipment markets and marine markets.  We are also pursuing customers in the industrial, municipality and military markets.  We sell to leading national and regional retailers.

COMPETITION

Competition is growing in the automotive performance product category.  For example, marketers of motor oil and fluids must respond to private-label competition, environmental concerns and the need to educate consumers about the value of synthetic and semi-synthetic motor oils, low-hazard antifreeze (propylene glycol), as well as recycling options and new product introductions.  Additive marketers face the challenge of distinguishing themselves on retail shelves as this discretionary “perceived value” aftermarket segment is packed with competitors.

Motor oil marketers continue to look to higher-priced specialized and high-performance formulations to lessen the price-driven, commodity nature of the business.  Synthetic motor oils and synthetic blends remain the most promising development.  They have strong appeal to marketers and retailers alike because of the much higher prices they command.  Marketers are thus devoting much of their marketing and new product development efforts to synthetic and blended oils.  Premium products like synthetics and a stronger brand recognition strategy have helped improve margins.  We believe that the next opportunity in marketing motor oil is the environmentally-friendly, non-petroleum based and fully biodegradable “green” oil or “bio-synthetic”.

Competition in cleaning products continues to expand, particularly in the protectants and wash segments, creating new products to protect both interior and exterior automotive parts.  The Black Magic brand of Shell’s (SOPUS) Blue Coral-Slick 50 unit is credited with creating an entire new sub-segment, tire dressing, which is now one of the largest and fastest growing.  Tire dressing, a protectant product, gives tires a like-new, high-gloss, wet-look finish and is particularly popular among young male vehicle owners.  Category leaders Armor All, Meguiar’s and Turtle Wax continually renew their offerings with extensions into tire care, exterior washes, carpet and upholstery care and odor removers, as well as updated formulations of protectants or waxes and polishes.

The retail and industrial market for marine supplies is highly competitive. Many competitors who sell marine products have their own supply stores, sell through catalogs, over the Internet and through distributors. The principal factors of competition in our marketplace are selection, quality, availability, price, convenience and access to a wide variety of merchandise.  The market for specialized service chemical programs for water and land clean-up, which includes the response to the oil spill in the Gulf of Mexico, is also highly competitive.

Major Market Participants

Our principal competitors are traditional providers of performance and cleaning products.  We are not aware of any major provider of biodegradable lubricants.

Because we are a small company with a limited operating history, we are at a competitive disadvantage against the large and well-capitalized companies in the automotive aftermarket, outdoor power equipment, marine and disaster response industries.  In addition, our bio-based products are generally more expensive than traditional, non-biodegradable products.  Therefore, our primary method of competition involves promoting the benefits of using our products over those of our competitors, including the high quality and environmentally-friendly nature of our products based on independent tests.

INTELLECTUAL PROPERTY

Our business depends, in part, on our right to develop and protect our own intellectual property rights – including patents, know-how, trademarks and trade names – to obtain the necessary licenses and other agreements that enable us to use or exploit the intellectual property rights of others.  We cannot assure you that we can adequately protect our existing intellectual property rights or that we will be able to develop or obtain via contract any further intellectual property rights that are necessary to maintain and improve our competitive position in the markets in which we compete. In order to protect our rights to these assets, we file patent claims, trademark and trade name applications where appropriate and whenever we can we enter into confidentiality and/or non-use agreements with suppliers, vendors, distributors, contract-manufacturers, consultants and employees to protect against unauthorized use of our trade secrets, know-how and other proprietary information.

We believe that, at the present time, we own and/or license all of the intellectual property that is necessary for the conduct of our business.  These include the following:

•	We have developed our own formulations for motor oil, 2-cycle oil, 4-cycle oil and bar and chain lubricants.
•	We purchase our TC-3W marine engine oil from an additive supplier.
•	We have exclusive and non-exclusive rights to market, distribute and sell Inventek Products, which make up the bulk of our cleaning products and our surface washing agent.

In addition, the following marks are registered to us in the United States Patent and Trademark Office and have ten-year renewable terms:

•	G-OIL®, registration effective April 21, 2009; and

•	SAVE THE EARTH– SACRIFICE NOTHING®, G OIL Design® and G.E.T. GREEN! ®, registrations effective April 28, 2009.

We also currently use the following trademarks: G-MARINE™, G-FUEL™, G-GLASS™ and G-CLEAN™.  We currently plan to file trademark and trade name applications with the U.S. Patent and Trademark office with respect to these and additional G-brands that we have developed or may develop in the future.

SUPPLIERS

We rely on a limited number of suppliers for all of our products.  One of our strategic goals is to diversify our supply base in order to reduce the risk of depending on a limited number if suppliers.  However, we cannot assure you we will be able to expand our supply base as there are a limited number of producers of bio-based performance and cleaning products that would satisfy our standards for quality and performance.

Performance Products

During fiscal 2010, we purchased most of our performance products from Bio Tec LLC.  Our agreement with Bio Tec LLC was terminated by Bio Tec in December 2009.  As a result, we accelerated our research and development efforts and have successfully developed our own formulations for motor oil, 2- and 4-cycle engine oil and bar and chain oil.

Beginning in July 2010, we shifted production of our performance products to Delta Group.  In September 2010 we entered into a three-year Product Production and Sale Agreement with the Delta Group under which it produces our performance products for us based on our specifications and formulations.  The Delta Group purchases all the raw materials, including the bio-base, and ingredients for our performance produces, mixes and blends them to our specifications, tests the finished product to ensure that it meets our performance and other standards, and warehouses, bottles, packages and ships the finished product to our customers.  We have no direct relationship with any of the Delta Group’s suppliers.  Other than animal fat bio-solvents, which come from a limited number of independent meat processing plants, the raw materials used by our suppliers are readily available.  Notwithstanding the decreased number of suppliers of animal fat bio-solvents, our suppliers are able to obtain sufficient raw materials to fulfill our needs for the foreseeable future.

Cleaning Products

We purchase all our cleaning products in concentrated form from Inventek, and ship them to either the Delta Group or another blender/bottles for blending and bottling and then to our distributors.

Marine Products

We currently purchase our TC-3W 2-cycle marine engine oil from Infineum USA L.P. (“Infineum”).  The combination of Infineum’s bio-base oil and additives create the necessary performance attributes that make our marine engine oil effective and biodegradable as determined by ASTM Standards.  Our marine cleaning products are purchased from Inventek.  Infineum and Inventek ship our products to the Delta Group or another vendor designated by us for blending and bottling, which then ships the finished product to our distributors and customers.

Surface Washing Agents

We purchase our surface washing agent from Inventek in concentrated form and either ship it directly to our distributors or customers or to the Delta Group for blending and bottling.  The Delta Group then ships the finished product to our distributors and retail customers.

DISTRIBUTION

It is our belief and understanding that, historically, the retail side of the automotive aftermarket business has pursued DIY consumers.  This is changing as retailers increasingly feel the need to go after the DIFM consumer as well in order to maximize efficiency, turnover and economies-of-scale.  Although the needs of these two consumer groups differ and adequately serving both groups is an ambitious task, it is a challenge the largest and strongest retailers have undertaken.  As such, auto parts stores, such as Pep Boys and Strauss, have added service bays; service providers (including new car dealers) have added retail parts areas; mass market retailers (general merchandise retailers including department stores, discount stores, grocery stores, drug stores, hardware stores, variety stores, home centers, warehouse clubs, appliance stores, catalog showrooms and lawn and garden stores) have teamed with professional installers; warehouse distributors (firms that sell more than 50% of their products to automotive jobbers or retailers) and jobbers (firms that sell more than 50% of their products to repair shops and more than 50% of their purchases are from distributors) have opened retail outlets; and auto parts chains like AutoZone have pursued professional installers in addition to the committed DIY consumer.

Our market research shows that mass market retailers, such as Wal-Mart and Target, and warehouse clubs have become the primary outlets for tires, batteries, accessories and both performance and cleaning products.  These outlets target the “leisure” DIY consumer, a consumer willing to undertake minor maintenance tasks, such as changing the oil, adding antifreeze and maintaining the cleaning of his or her vehicle.  Many mass market retailers offer automotive services.  For example, Wal-Mart, which offers on-site installation, is a leading retailer of batteries, tires and lubricants.

We have also observed and concluded that service stations (establishments, which may or may not sell products over the counter, for which gasoline accounts for more than 50% of total sales), once a major retail outlet for all types of automotive DIY parts and products are still a significant retail outlet for motor oil, but have been eclipsed by other retailers for other auto products.  Grocery stores (establishments that primarily sell food for home preparation and consumption and may also sell non-edible grocery items and a limited range of automotive products), drug stores and convenience stores (compact, self-service retail stores that are open long hours and carry a limited line of brands and sizes, possibly including gasoline) also sell a small but significant percentage of certain types of automotive aftermarket products such as performance and cleaning products.  Home improvement retailers (establishments that carry a wide range of home products, such as hardware, lumber, building materials, garden supplies, plumbing and electrical supplies and may also carry automotive products), notably The Home Depot, and auto and hardware stores are outlets for tools, as well as motor oil and other chemicals.  Mail order is a primary source of high performance DIY products.  The Internet has also increasingly become a source of automotive products.

We have a number of agreements with distributors in the United States and Canada, the most important of which is our five-year worldwide distribution agreement with TTI for G-branded products, which we entered into in December 2008.  TTI is the producer of Ryobi™ and Homelite™ hand-held gas and electric powered outdoor equipment, including grass and weed trimmers, power washers, blowers, chain saws and hedge trimmers.  Under our agreement with TTI, TTI has the non-exclusive right to distribute all of our products, including all G-OIL® 2-cycle, 4-cycle, Bar & Chain oils and G-CLEAN™ biodegradable detergents, throughout its global distribution network.

TTI has the exclusive right to distribute our non-automotive products through the following channels of distribution: (i) specific retail stores within the United States, Canada and Mexico, including all retailers with an average of at least 40,000 square feet per store, (ii) all marketing channels outside of the United States, Canada and Mexico, and (iii) all marketing channels with respect to any of our new products unless otherwise expressly agreed to in writing. TTI’s exclusive distribution rights are subject to TTI fulfilling a minimum purchase volume of $15,000,000 of our products during each calendar year following December 2010.  Our agreement with TTI also provides that we will collaborate to devise mutually beneficial marketing strategies and campaigns.  The term of our agreement with TTI will automatically renew for successive five year periods beginning on January 1, 2014, unless earlier terminated pursuant to the agreement or written notice of non-renewal is provided at least one year prior to the expiration of the then current term.  For the fiscal years ended June 30, 2008, 2009 and 2010, approximately 0%, 84% and 64% of our revenues, respectively, were derived from TTI.  TTI beneficially owned approximately 23.1% of our outstanding shares as of June 30, 2010.  Due to additional equity financings subsequent to year end, as of September 15, 2010, the percentage was reduced to 22.6%.

EMPLOYEES

As of September 1, 2010, we employed eight people. None of our employees are members of a union. We believe that we have good relations with our employees.

CORPORATE HISTORY

We were organized under the laws of the State of Delaware on August 7, 2007, in part, to serve as a vehicle for the reincorporation in Delaware of a Nevada corporation with the same name (“Green Earth Technologies (Nevada)”). After the purported reincorporation merger with Green Earth Technologies (Nevada) in August 2007, our stock was quoted on the Pink Sheets. Subsequent to the filing of the Certificate of Merger, our legal counsel determined that the purported reincorporation merger had not been properly approved by Green Earth technologies (Nevada) under Nevada Law or by us under Section 252 of the Delaware General Corporation Law and that we had not received the required board and shareholder approval to effect the merger.  As a result, a Certificate of Correction rendering the purported reincorporation merger null and void was filed on December 15, 2008.

As a result of the filing of the Certificate of Correction and because our business developed independently of Green Earth Technologies (Nevada), we do not consider ourselves to be the successor to Green Earth Technologies (Nevada).  Rather, we believe our corporate existence began in August 2007 when we filed a Certificate of Incorporation with the Secretary of State of the State of Delaware.

Our wholly-owned subsidiary, GET Manufacturing, Inc., a Delaware corporation incorporated on June 3, 2008, handles the distribution of our products.  We do not own equity interests in any other entity.

Our executive offices are located at 10 Bank Street, Suite 680, White Plains, New York 10606 and our telephone number is (877) 438-4761.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our web site at www.getg.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our web site is not incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

In addition, we have made available on our web site under the heading “Investor Quick Facts.” our Code of Ethics and Code of Conduct. We intend to make available on our web site any future amendments or waivers to our Code of Ethics and Code of Conduct within four business days after any such amendments or waivers.

ITEM 1A.  RISK FACTORS.

The consolidated financial statements and notes thereto included in this report and the related discussion describe and analyze our business operations and financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance and/or financial condition. We, therefore, have included the following discussion of certain factors which could affect our future performance and/or financial condition. These factors could cause our future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock.

We have a history of losses and cash flow deficits and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future.

Since our inception in August 2007, we have incurred net losses in every quarter.  At June 30, 2010, we had cumulative net losses of approximately $45.2 million.  We also have negative cash flows from operations.  Historically, we have funded our operations with proceeds from the sale of debt and equity securities, and settle certain of our outstanding obligations with issuances of common stock.  Our growth strategy is to increase our market share through a variety of sales and marketing initiatives, which require significant amounts of capital.  We will also need capital to expand our production capacity and distribution capability.  This is likely to result in additional losses and negative cash flow for the foreseeable future.

We are projecting a cash shortfall for the current fiscal year.  If we do not raise additional capital, we will not be able to achieve our growth objectives and we may even be forced to discontinue operations.

For the 2011 fiscal year, which ends June 30, 2011, we are projecting a cash shortfall.  At the present time we have no firm commitments for investment capital and we have no debt facilities, such as a working line of credit or receivables factoring agreement.  New sources of capital may not be available to us when we need it or may be available only on terms that are unfavorable.  In addition, the existence of outstanding options and warrants may adversely affect the terms at which we could obtain additional equity financing since the holders of these options and warrants may have the opportunity to profit from a rise in the value or market price of our common stock and to exercise them at a time when we could obtain equity capital on more favorable terms than those contained in these securities.  If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities.  In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital.  As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

Our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses.

Revenues and operating results are difficult to forecast because they generally depend on the volume and timing of orders, which, in our case, are uncertain.  Some of our expenses are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues.  This inability could cause our net income in a given quarter to be lower than expected or our net loss to be higher than expected.  In addition, our limited operating history makes it difficult to evaluate our business and prospects.  You should consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, marketing and sales obstacles and delays, inability to gain customer acceptance, inability to attract and retain high-quality and talented executives and other personnel and significant competition.  If we are unable to successfully address these risks, our business may not grow and/or we may be unable to continue operations.

If we cannot continue as a going concern, you will lose your entire investment.

In their report in connection with our financial statements for the fiscal year ended June 30, 2010, our independent registered public accounting firm included an explanatory paragraph stating that because we have incurred net losses and have a net capital deficiency and because we require additional funds to meet our obligations, there is substantial doubt as to our ability to continue as a going concern.  If we cannot continue as a going concern, it is likely that your entire investment will be worthless.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.  If we are unable to achieve these goals, we may not be able to continue as a going concern.

We rely on a network of strategic partners for basic business critical services, and we have no control over their operations and if any of these relationships terminate, our business and operations may be adversely impacted.

Our strategic partners include (i) Inventek, which supplies us with our cleaning products and our surface washing agent, (ii) the Delta Group, which supplies us with our performance products and which also provides us with various other services such as bottling, packaging, warehousing and shipping, (iii) Marketiquette for sales and marketing and (iv) TTI for distribution.  The loss of any one of these relationships could have an adverse material impact on our business because we do not have the internal resources to bring any of these functions in-house and we do not believe that we could quickly find a replacement for any of these strategic partners.  For example, until December 2009, we relied on a single source, Bio Tec, to provide us with our performance products.  In December 2009, Bio Tec terminated our agreement forcing us to accelerate the development of our own proprietary formulation and to seek a new contract manufacturer.  It took us approximately eight months to complete the research, development and testing of our proprietary formulation and it was not until July 2010 that Delta Group started to produce our performance products.  We cannot assure you that our relationship with any of these entities will continue or that the services they provide to us will be adequate.  If any of these relationships terminate or the level or quality of the services provided by any of our strategic partners is inadequate, our business, operations and financial condition may be adversely impacted.

We depend on a third party to effectively market and sell our products.

We depend on Marketiquette to market and sell our products.  Marketiquette is particularly knowledgeable about the automotive and household products industries, our two principal markets in which we compete.  Over the last two years, Marketiquette has developed marketing programs for our products and built a sales force of approximately 100 sales professionals to sell and market our products.  Our agreement with Marketiquette, as amended to date, automatically renews for an unlimited number of three-year terms can be terminated by either party upon one year prior notice.  If the agreement is terminated or if Marketiquette is not able to continue to effectively market and sell our products, we will have to either engage a new marketing firm or develop our own internal sales and marketing department.  We cannot assure you that we will be able to achieve either of these alternatives.  In particular, building a sales and marketing department will take time and require significant amounts of capital.  This could force us to redirect our resources away from product development or other critical areas of our business.  It could also distract our senior executives from their other duties.  As a result, our revenue and results of operations could be adversely affected.

We depend on a limited number of suppliers for our products and to provide us with ancillary supply chain services.  If our suppliers cannot provide us with a sufficient quantity of high quality products on a timely basis, our reputation may be impaired, which, in turn, could adversely impact our business, results of operations and financial condition.

We rely on Inventek to supply us with our cleaning products and our surface washing agent, on Infineum to provide us with our marine oil and on the Delta Group to supply us with our performance products.  We also rely on the Delta Group to provide us with testing, bottling, packaging, warehousing and shipping services.  If our relationship with our suppliers were to terminate, we may not be able to find another supplier that could provide us with comparable replacement product.  In addition, if any of these suppliers fail to provide us with product in a timely manner or in sufficient quantities or if the quality of the product they produce is below that which our customers expect, our ability to satisfy customer demand will be adversely impacted and our reputation will be harmed.  In turn, this may adversely impact our ability to generate revenues and profits.

Both Inventek and Infineum use their own respective proprietary technology and know-how to produce these products and we have little or no control over its methods of operations, including its processes and production schedules.  We provide the Delta Group with the formulas and specifications to produce our performance products.

A number of factors may affect the timely delivery of our performance and cleaning products, including production capacity, the availability of raw materials (i.e., beef tallow and plant oils), labor issues (such as strikes, slow-downs and lock-outs), natural phenomena (such as inclement weather, tornados and earthquakes) and service disruptions (such as gas leaks and power outages).  Similarly, the quality of our products may be adversely affected if our suppliers fail to blend the ingredients properly, if there are shortages of key ingredients or if we have to use a different supplier or suppliers.  For example, if we are unable to obtain the bio-base from our suppliers, and we are unable to remedy the disruption within a reasonable time, we may have to reformulate our performance products, which would divert resources from other projects and add to product costs.  This reformulation may take a substantial period of time, and we may be unable to maintain the “green” properties or performance qualities of our products or obtain necessary industry certifications on a timely basis, if at all.  We cannot assure you that there are other suppliers that have the know-how or capability to supply us with a sufficient quantity of products of comparable quality.  Products produced from a different bio-base or from a different supplier are likely to have a different formulation with different characteristics and may be inferior in terms of their performance. This could have a material adverse impact on our reputation, which could negatively affect our revenues.

There are a limited number of suppliers for the bio-base ingredient of our performance products.  Our business and results of operations would be adversely affected if we are unable to obtain sufficient quantities of this ingredient from those suppliers at favorable prices.

We use a substantial amount of rendered animal fat for the production of our performance products.  Rendered animal fat is a byproduct of the meat processing industry.  Due to recent consolidation within the meat processing industry, the number of independent meat processing plants that can supply us with rendered fat has decreased significantly.  As a result, we would have limited options if we are unable to negotiate supply agreements with the larger consolidated meat processors on favorable terms.  A significant decrease in the availability of rendered fat or increase in costs would materially and adversely affect our business and results of operations.

Our future success depends, in part, on our ability to obtain and retain various certifications for our products.  If we fail to do so, our reputation may suffer and our products may not be able to compete effectively.

We are required to comply with certain governmental guidelines in order to market our products as biodegradable.  The cost to comply with the Federal Trade Commission’s Guides for the Use of Environmental Marketing Claims is significant.  However, if we fail to comply with these guidelines, or any other applicable regulations, or if we fail to maintain required permits or licenses, we may be subject to substantial fines or revocation of our permits and authorities.  Further, we must achieve and maintain certain certifications on our performance products based on performance tests established by API and ASTM in order to compete with the petroleum-based products of our competitors.  Failure to achieve or maintain the proper API certifications could have a material adverse impact on our reputation and our ability to sell our products, which could negatively affect our business, financial condition and results of operations.

Our assumptions regarding the future market for our products may be incorrect. Our future success depends on broad market acceptance of our products, which may not happen.

Our entire business is based on the assumption that the demand for non-toxic, environmentally-friendly performance and cleaning products will develop and grow.  We cannot assure you that this assumption is or will be correct.  The market for environmentally-friendly products is relatively new and currently is quite small.  As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, “green-based” products is highly uncertain.  In order to be successful, we must convince retailers to stock our products and educate consumers that our products perform as well as the petroleum- and chemical-based products they currently use and that the benefit of using our products is worth any additional cost.  We believe that one of the major obstacles we face is the lack of knowledge of the importance of reducing the use of petroleum- and chemical-based products from an environmental and health perspective.  We spend a considerable amount of our marketing budget educating consumers on the benefits associated with using our products as well as proving that our products work as well as the existing products they are accustomed to using.  We can provide no assurances that these efforts will be successful or result in increased revenue.  Similarly, we cannot assure you that the demand for our products will become widespread.  If the market for our products fails to develop or develops more slowly than we anticipate, our business could be adversely affected.

We may not succeed in establishing the “G” brand, which could prevent us from acquiring customers and increasing our revenues.

A significant element of our business strategy is to build market share by continuing to promote and establish our “G” brand.  If we cannot establish our brand identity, we may fail to build the critical mass of customers required to substantially increase our revenues.  Promoting and positioning our brand will depend largely on the success of our sales and marketing efforts and our ability to provide a consistent, high quality customer experience.  To promote our brand, we expect that we will incur substantial expenses related to advertising and other marketing efforts.  If our brand promotion activities fail, our ability to attract new customers and maintain customer relationships will be adversely affected, and, as a result, our financial condition and results of operations will suffer.  Gaining market share for our G-branded products may prove to be extremely difficult as many of our competitors – including major oil and consumer products companies – are larger and better capitalized.  Consequently, the rate of growth for sales of our G-branded performance and cleaning products may be slower than we have anticipated.  If we are unable to successfully achieve market acceptance of our products, our future results of operations and financial condition will be adversely affected.

As public awareness of the health risks and economic costs of petroleum- and chemical-based products grows, we expect competition to increase, which could make it more difficult for us to grow and achieve profitability.

We expect competition to increase as awareness of the environmental and health risks associated with petroleum- and chemical-based products increases and as we demonstrate the success of efficacy of our bio-based products.  A rapid increase in competition could negatively affect our ability to develop new and retain our existing clients and the prices that we can charge.  Many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do.  We cannot be sure that we will have the resources or expertise to compete successfully.  Compared to us, our competitors may be able to:

•	develop and expand their products and services more quickly;
•	adapt faster to new or emerging technologies and changing customer needs and preferences;
•	take advantage of acquisitions and other opportunities more readily;
•	negotiate more favorable agreements with vendors and customers;
•	devote greater resources to marketing and selling their products or services; and
•	address customer service issues more effectively.

Some of our competitors may also be able to increase their market share by providing customers with additional benefits or by reducing their prices.  We cannot be sure that we will be able to match price reductions by our competitors.  In addition, our competitors may form strategic relationships to better compete with us.  These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements that could increase our competitors’ ability to serve customers.  If our competitors are successful in entering our market, our ability to grow or even sustain our current business could be adversely impacted.

If we fail to keep up with changes in our industry, we will become less competitive, limiting our ability to generate new business and increase our revenues.

In order to remain competitive, serve our customers effectively and increase our revenue, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences.  We need to continuously develop new products and technologies that address new developments in the market segments we serve and the regions in which we operate, as well as laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and others.  In some cases these changes may be significant and the cost to comply with these changes may be substantial.  We cannot assure you that we will be able to adapt to any changes in the future, that we will have the financial resources to keep up with changes in the marketplace or that we will be able to offset those costs with increases in revenues through price increases or additional product sales.  Our inability to keep pace with changes and developments in the markets we serve may have an adverse impact on our business, results of operation and financial condition.

A significant portion of our sales is derived from a limited number of customers.  If any of these customers decide they no longer will purchase our products, our financial performance will be severely and adversely impacted.

For the year ended June 30, 2010, we derived approximately 83% of our revenue from two customers, TTI and Ace Hardware Corp.  We cannot assure you that we can sustain this level of sales to this customer.  If we do not diversify our customer base and this customer either stops using our services or reduces its reliance on us, our losses will increase.

We rely on certain key personnel.  If any of our key employees leave and we cannot replace them with persons with comparable skills, our business will suffer.

Our performance depends, to a significant extent, upon the efforts and abilities of our senior executive officers.  The departure of any of our executive officers could have an adverse effect on our business and we cannot assure you that we would be able to find qualified replacements for any of those individuals if their services were no longer available for any reason.  In addition, our success will also depend upon our ability to recruit and retain qualified personnel to fill other positions.  Demand for highly skilled executives is still great and, accordingly, no assurance can be given that we will be able to hire or retain sufficient qualified personnel to meet our current and future needs.

We may not be able to manage our growth effectively, create operating efficiencies or achieve or sustain profitability.

The ability to manage and operate our business as we execute our growth strategy will require effective planning.  Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines, resulting in loss of market share and other problems that could adversely affect our reputation and financial performance.  Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources.  Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures.  If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

Our future success depends on our ability to utilize certain intellectual property rights, some of which belong to third parties and some of which we own.   If we cannot do so, or if we were found to be infringing on the proprietary rights of others, our business could be substantially harmed.

Our success depends on our ability to use and/or exploit the intellectual property of third parties as well as our ability to protect our own intellectual property.  For example, we rely on Inventek to provide us with high-quality bio-based cleaning products and our surface washing agent, based on its proprietary technology.  In addition, Inventek has granted us an exclusive right to market, sell and distribute our performance and cleaning products. None of the intellectual property used by Inventek to produce our products is protected by patents.  Thus, if another party were able to replicate the process or if there is a determination that they are infringing on the rights of others, our exclusive rights may be worthless.  Similarly, we may become aware of other products, technologies or processes that either enhance the performance of or complement our existing products or that will enable us to expand our product offerings.  Our ability to market, sell and distribute our products will depend on our ability to use the intellectual property of these companies.  We cannot assure you that we will be able to obtain the rights to those products, technologies or processes on terms that make economic sense.  If we are unable to obtain the licenses that are necessary for us to remain competitive, our business, results of operations and financial condition could be adversely impacted.

In addition, our business also depends on intellectual property rights that we own, including patent claims, trademarks and trade names.  In particular, our performance products are based on our own formulations and specifications, which we have provided to the Delta Group under the Product Production and Sale Agreement.  Despite our efforts to protect these rights, we cannot assure you that our intellectual property rights are adequately protected.  Our patent claims may not be recognized as valid and even if they are, they may be challenged by third parties.  Alternatively, third parties may be able to develop alternative processes and know-how enabling them to produce products that will compete with our products.  Finally, our competitors or other third parties may attempt to use our trademarks or trade names or develop similar marks and names despite our registrations.  In that case, our sole remedy may be to bring a legal action to enforce our rights, which could be costly and divert management’s time and effort away from our core business.

We cannot assure you that another party might claim that we are infringing on their proprietary rights.  If such a claim is upheld, we could incur significant penalties.

We may pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We may pursue acquisitions of companies, assets or complementary technologies in the future. Acquisitions may expose us to business and financial risks that include, but are not limited to:

•	diverting management’s attention;
•	incurring additional indebtedness;
•	dilution of our common stock due to issuances of additional equity securities;
•	assuming liabilities, known and unknown;
•	incurring significant additional capital expenditures, transaction and operating expenses, and non-recurring acquisition-related charges;
•	the adverse impact on our earnings of the amortization of identifiable intangible assets recorded as a result of acquisitions;
•
the adverse impact on our earnings of impairment charges related to goodwill recorded as a result of acquisitions should we ever make such a determination that the goodwill or other intangibles related to any of our acquisitions was impaired;

•	failing to integrate and assimilate the operations of the acquired businesses, including personnel, technologies, business systems and corporate cultures;
•	poor performance and customer dissatisfaction with the acquired company;
•	entering new markets;
•	failing to achieve operating and financial synergies anticipated to result from the acquisitions; and
•	failing to retain key personnel of, vendors to and customers of the acquired businesses.

If we are unable to successfully address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth may be impaired, we may fail to achieve anticipated acquisition synergies and we may be required to focus resources on the integration of acquired operations rather than on our primary business.

We and other companies took corporate actions which were not properly authorized and we may have hidden liabilities that could have an adverse impact on our market value.

We were organized under the laws of the State of Delaware on August 7, 2007, in part, to serve as a vehicle for the reincorporation in Delaware of a Nevada corporation, the stock of which was quoted on the Pink Sheets.  In April 2007, the shareholders of the Nevada corporation had completed a share exchange with MiNetwork, whereby all of the shares of the Nevada corporation were exchanged for shares in MiNetwork.  As a result, the shareholders of the Nevada corporation controlled MiNetwork and changed its name to Green Earth Technologies, Inc.  On August 22, 2007, an attempt to effect the reincorporation in Delaware of the Nevada corporation was made by filing with the Secretary of State of Delaware the Certificate of Merger.  On the filing of that Certificate of Merger, all of the outstanding shares of the Nevada corporation were automatically converted into a like number of shares of our common stock and our stock was quoted on the Pink Sheets under the trading symbol GETG.  Subsequently, our legal counsel determined that the purported merger had not been properly approved under Delaware or Nevada law.  As a result, a Certificate of Correction rendering the purported merger null and void was filed on December 15, 2008.  In view of the passage of time and potential legal claims by the shareholders of the Nevada corporation, we determined to take no action, nor do we believe any action is feasible, to recover the shares of our common stock effectively issued in the purported merger.  We did, however, determine that it was in our best interests and those of our shareholders for our stock to continue to be quoted on the Pink Sheets.

There is the possibility that we may, as a result of our actions, have material liabilities that we might not have discovered, for which we would be liable.  For example, if the purported merger is deemed valid notwithstanding the fact that we filed a Certificate of Correction rendering the merger null and void, we may be subject to shareholder actions claiming that the merger was not properly authorized.  Such shareholders may seek to invalidate the merger and cancel the shares issued in the merger, which would force us to focus our resources on defending such actions.  If such shareholder actions are successful, we would need to devote a significant amount of resources in cancelling the shares issued in the merger.  Our reputation would also be negatively impacted.  While we believe that we have substantive, valid defenses to any such claims, we would incur legal expenses in defending such actions and there can be no assurance regarding the outcome.

We are involved in a commercial dispute with one of our founders and are being investigated by the SEC.

Mathew Zuckerman Litigation

On November 20, 2009, we were served with a summons and complaint, filed in the Superior Court of California, County of Los Angeles, on behalf of Mathew Zuckerman, one of our founders and our former president and chief operating officer, and other entities that he controls or in which he claims a beneficial interest, alleging that they have suffered damages of not less than $6 million as a result of our refusal to allow them to transfer the shares they allegedly own or control.  The complaint also seeks declaratory relief that Mr. Zuckerman is not in violation of the non-compete provisions contained in his employment agreement.  By order dated July 7, 2010 the Court scheduled trial to begin on March 15, 2011.

SEC Investigation

On December 11, 2009, we received a subpoena from the SEC requesting documents in connection with the issuance of securities and the removal of restrictive legends from such securities as well as supporting documents for our public announcements.  We have and continue to cooperate with the SEC regarding this investigation. We have incurred significant legal expenses in connection with these matters and it is likely that we will continue to incur these expenses in the current year.  In addition, management has had to devote a significant amount of time to these matters, time they could have spent on operations of other business related matters.  We have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

Risks Relating to Ownership of Common Stock

There is, at present, only a limited market for our common stock and no market for the redeemable warrants and there is no assurance that an active trading market for either or both of these securities will develop.

Our common stock is quoted on the Pink Sheets OTC QB, an electronic quotation service for securities traded over-the-counter, under the symbol GETG.  Generally, holders of securities not eligible for inclusion on a national exchange may have difficulty in selling their securities should they desire to do so.  In such event, due to the low price of the securities, many brokerage firms will not effect transactions in such securities and it is unlikely that any bank or financial institution will accept such securities as collateral, which would have an adverse effect in developing or sustaining any market for such securities.

Trades of our common stock are subject to the “penny stock” rules promulgated by the SEC under the Exchange Act, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.  The SEC also has other rules that regulate broker/dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  These disclosure requirements have the effect of reducing the level of trading activity for our common stock.  As a result of the foregoing, investors may find it difficult to sell their shares.

Our stock price is extremely volatile, which could result in substantial losses for investors and significant costs related to litigation.

The market price for our common stock is highly volatile.  Since August 2007, the price of a share of our common stock has traded from a low of $0.16 to a high of $4.59.  This extreme volatility could result in substantial losses for investors.  The market price of our securities may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

•	quarterly and seasonal variations in operating results;
•	changes in financial estimates and ratings by securities analysts;
•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;
•	publicity about our company, our services, our competitors or business in general;
•	additions or departures of key personnel;
•	fluctuations in the costs of materials and supplies;
•	any future sales of our common stock or other securities; and
•	stock market price and volume fluctuations of publicly-traded companies in general and in the automotive aftermarket industry in particular.

In addition, this volatility may give rise to investor lawsuits diverting management’s attention and valuable company resources from our business.

There is a limited trading market for the sale of our securities.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.  There is currently only a limited trading market for our common stock, and there can be no assurance that a trading market will develop further or be maintained in the future.  We have not applied for listing on any national securities exchange and have no plans of doing so in the near term.  Accordingly, we cannot assure you that there will ever be an active trading market in our common stock.  If there is no active trading market, it may be difficult for you to sell your shares.  If an active trading market for our common stock does develop, the prices at which our common stock would trade will depend upon many factors, including the number of holders, investor expectations and other factors that may be beyond our control.

We are controlled by a limited number of stockholders, which will limit your ability to influence the outcome of key decisions and which adversely impact the trading price of our stock.

To the best of our knowledge, at June 30, 2010, our executive officers and directors, in the aggregate, beneficially owned 10.6% of our common stock and TTI beneficially owned 23.1% of our common stock.  Due to stock issuance subsequent to June 30, 2010, these percentages have declined slightly.  As a result, each of these groups of stockholders have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation.  This de facto control could be disadvantageous to our other stockholders with interests that differ from those of the control group, if these stockholders vote together.  For example, the control group could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other stockholders.  In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of September 15, 2010, we had 140,918,153 shares of common stock issued and outstanding.  In addition, as of September 15, 2010, we had reserved an additional 31,689,722 shares for issuance as follows:

•	7,689,722 shares underlying outstanding warrants;
•	20,000,000 shares reserved for issuance under our stock option plan, of which 8,436,250 underlie outstanding options at September 1, 2010; and
•	4,000,000 shares issuable to our chief executive officer under his employment agreement.

Our outstanding common stock is subject to dilution.

We may finance our future operations or future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock.  In addition, we may use our common stock or securities exercisable for common stock as a means of attracting or retaining employees and management for our business.  If we use our common stock for these purposes, our existing stockholders will experience dilution in the voting power of their common stock and the price of our common stock and earnings per share could be negatively impacted.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Our certificate of incorporation and by-laws include provisions, such as providing for three classes of directors, which are intended to enhance the likelihood of continuity and stability in the composition of our board of directors.  These provisions may make it more difficult to remove directors and management or could have the effect of delaying, deferring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our board of directors, even though the transaction might offer our stockholders an opportunity to sell their shares at a price above the current market price.  As a result, these provisions may adversely affect the price of our common stock.

We have granted the Delta Group a right of first refusal, which could adversely impact our ability to sell the company.

Under our agreement with the Delta Group, if we try to sell all or substantially all of our assets within one year following the expiration or termination of the agreement, we must provide notice of such a proposed sale to the Delta Group, which then has the right, exercisable within 30 days of its receipt of that notice, to purchase those assets at the price set forth in the notice.  This right of first refusal could adversely impact the price a buyer would be willing to pay for our assets.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

In May 2010, we entered into a sub- lease for approximately 2,659 square feet of office space for our principal executive offices which are located in White Plains, New York which expires in October 2011.  We also have a month to month lease of approximately 640 square feet of office space in Davis, California. This facility houses our lab and research and development personnel.

In August 2010, we entered into a lease for approximately 5,045 square feet of warehouse and office space for our sales and marketing offices which are located in Celebration, Florida. This lease expires in September 2012.

We believe that our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS.

On November 20, 2009, Mathew Zuckerman, our founder and former president and chief operating officer, and other entities that he controls or in which he claims a beneficial interest commenced an action against us in the Superior Court of California, County of Los Angeles.  The plaintiffs allege that they have suffered damages of not less than $6 million as a result of our refusal to allow them to transfer the shares they allegedly own or control.  In addition, Zuckerman seeks declaratory relief that he did not violate the terms of the non-compete covenant contained in his employment agreement with us as a result of his affiliation with and employment by Alkane, Inc., a company that markets a bio-diesel fuel additive.  On or about February 19, 2010, we successfully removed the case to the United States District Court for the Central District of California.

On April 5, 2010, Zuckerman filed his first amended complaint (the "FAC").    On April 22, 2010, we moved to dismiss certain claims of the FAC.  On April 30, 2010 the U.S. District Court Central District of California dismissed our motion to have the case transferred to the U.S. District Court of Connecticut but granted our motion to dismiss Zuckerman’s request for declaratory relief.   On May 3, 2010, we filed our Answer to the FAC and Counterclaims against Zuckerman alleging various claims sounding in breach of fiduciary duty, unjust enrichment, breach of contract and fraud, for damages to be determined at trial.   By order dated May 24, 2010, the Court denied, on procedural grounds, our motion to dismiss certain claims alleged in the FAC.  On June 16, 2010, we filed our amended counterclaims.  By order dated July 7, 2010, the court scheduled trial to begin on March 15, 2011.

 Although we believe that we have meritorious defenses to Plaintiffs' claims and will prevail against those claims and succeed on our amended counterclaims against Zuckerman, this matter is at a preliminary stage and we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

On December 21, 2009, we commenced an action in the United States District Court for the Southern District of New York against Bio Tec LLC, a former supplier of our performance products, to enforce our rights under the agreement we had with Bio Tec, including our rights to intellectual property developed singularly and/or jointly, to recover amounts that we advanced to or on behalf of Bio Tec and to recover damages that we incurred as a result of Bio Tec’s breach of the agreement.  On July 21, 2010 we entered into a Settlement Agreement (the “Settlement Agreement”) which provides, among other things, for the following: (i) all claims and counterclaims raised in the New York Action are agreed to be settled, waived and released; (ii) the rights to intellectual property developed singularly and/or jointly; (iii) the return to us of certain oil, additives and equipment being held by Bio Tec; and (iv) payments by Bio Tec to us if and when Bio Tec receive certain payments from third parties. The Settlement Agreement does not require any payment by us.

ITEM 4.  (REMOVED AND RESERVED)
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

Our common stock is not listed on nay stock exchange and is currently quoted on the Pink Sheets OTC QB over-the-counter electronic quotation service under the symbol “GETG.”  The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the Pink Sheets OTC QB.  The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Price Range Per Share
	High ($)	Low ($)
Year Ending June 30, 2010
First Quarter	0.78	0.20
Second Quarter	1.06	0.14
Third Quarter	0.45	0.27
Fourth Quarter	0.67	0.27

Year Ending June 30, 2009
First Quarter	4.59	1.57
Second Quarter	2.20	0.72
Third Quarter	1.01	0.27
Fourth Quarter	0.54	0.30

On September 15, 2010, the last trade price of our common stock on the Pink Sheets OTC QB was $0.44.

Holders

As of September 15, 2010, there were approximately 371 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In various private placement transactions from July 1, 2009 through June 30, 2010, we issued a total of 39,556,000 shares of common stock for an aggregate purchase price of $8,992,000 to 12 investors.  All of the purchasers/subscribers were “accredited investors” as defined under Rule 501(a) promulgated under the Securities Act and the sales of these securities were exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder. Included in those shares are 325,000 shares, having a value of $83,000 issued to placement agents in connection with those transactions.  We also paid cash fees totaling $92,500 to the placement agents in connection with these private placement transactions.

In September 2009, we paid $18,000 in cash and agreed to issue 25,000 shares of common stock, having a value of $8,000, to a placement agent in connection with a prior year private placement transaction.

In September 2009, we issued 625,000 shares of our common stock and warrants to purchase 187,500 shares at an exercise price of $0.05 per share for gross proceeds of $250,000.  The purchasers of these securities were “accredited investors” as defined under Rule 501(a) promulgated under the Securities Act and the sale of these securities was exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

In October 2009, we issued an aggregate of 16,000,000 shares of common stock to TTI, of which 8,000,000 shares were issued for $1,200,000 and 8,000,000 shares were issued in exchange for a release relating to $1,600,000 in damages incurred by TTI and its affiliates in connection with a shipment of defective engine oil.  We also granted TTI an option to purchase up to an additional 8,000,000 shares of common stock at an exercise price of $0.15 per share.  In October 2009, TTI exercised half of its option and we issued 4,000,000 shares of common stock to TTI.  In January 2010, TTI exercised the other half of its option and we issued the remaining 4,000,000 shares of common stock underlying the option to TTI.  These shares were issued pursuant to a transaction by us not involving a public offering, and are therefore exempt from registration under Section 4(2) of the Securities Act.

In October 2009, we issued 1,800,000 shares of our common stock and warrants to purchase 900,000 shares of common stock at $0.23 per share to one investor for an aggregate purchase price of $500,000.  The warrants have a three year term and are exercisable at anytime. The purchaser of these securities was an “accredited investor” as defined under Rule 501(a) promulgated under the Securities Act and the sale of these securities was exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

In November 2009, we issued 3,600,000 shares of our common stock to one investor for an aggregate purchase price of $1,000,000. We paid $25,000 in cash and agreed to issue 100,000 shares of common stock, having a value of $25,000, to a placement agent in connection with this private placement transaction The purchaser of these securities was an “accredited investor” as defined under Rule 501(a) promulgated under the Securities Act and the sale of these securities was exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

In December 2009, we agreed to issue 700,000 shares of common stock for gross proceeds of $350,000 in a private placement transaction.  There were no cash payments in connection with these private placement transactions. The purchaser of these securities was an “accredited investor” as defined under Rule 501(a) promulgated under the Securities Act and the sale of these securities was exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

In January 2010, we issued 7,200,000 shares of common stock and warrants to purchase 1,080,000 shares of common stock at $0.38 per share for gross proceeds of $2,000,000.  We paid $25,000 in cash and agreed to issue 100,000 shares of common stock, having a value of $25,000, to a placement agent in connection with this private placement transaction. The purchaser of these securities was an “accredited investor” as defined under Rule 501(a) promulgated under the Securities Act and the sale of these securities was exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

In February 2010, we issued 3,600,000 shares of common stock and warrants to purchase 1,080,000 shares of common stock at $0.38 per share for gross proceeds of $1,000,000.  We paid $25,000 in cash and agreed to issue 100,000 shares of common stock, having a value of $25,000, to a placement agent in connection with this private placement transaction. The purchaser of these securities was an “accredited investor” as defined under Rule 501(a) promulgated under the Securities Act and the sale of these securities was exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

In May 2010, we issued 3,780,000 shares of common stock and warrants to purchase 1,080,000 shares of common stock at $0.38 per share for gross proceeds of $1,050,000.  There were no cash payments in connection with these private placement transactions. The purchaser of these securities was an “accredited investor” as defined under Rule 501(a) promulgated under the Securities Act and the sale of these securities was exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

In June 2010, we issued 1,926,000 shares of common stock and warrants to purchase 540,000 shares of common stock at $0.38 per share for gross proceeds of $535,000.  There were no cash payments in connection with these private placement transactions. The purchaser of these securities was an “accredited investor” as defined under Rule 501(a) promulgated under the Securities Act and the sale of these securities was exempt under either Section 4(2) or 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

In June 2010, we issued 50,000 shares to a patent attorney for payment of legal services.  These shares were issued pursuant to a transaction by us not involving a public offering, and are therefore exempt from registration under Section 4(2) of the Securities Act.

As of September 15, 2010, options to purchase 8,436,250 shares of our common stock are outstanding. The options have exercise prices between $0.21 and $0.49, and vest ratably over a three-year period from the respective dates of grant.  These options were granted pursuant to our 2008 Stock Award and Incentive Plan, as amended, and are exempt from registration under Rule 701 promulgated by the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report.

Equity Compensation Plans

The following table sets forth information as of June 30, 2010 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance

Equity compensation plans approved by stockholders	20,000,000	(1)	$0.43	11,563,750	(2)
Equity compensation plans not approved by stockholders	50,000	(3)	0.53	--

Total	20,050,000	(1)	$0.43	11,563,750	(2)

(1)	Includes 8,436,250 options issued and outstanding in the 2008 Stock Award and Incentive Plan with a weighted average exercise price of $0.43 per share.
(2)	Includes Common Stock available for issuance under the 2008 Stock Award and Incentive Plan.
(3)	Shares were issued for legal services.
___________________

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company” we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                 RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this 10-K. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We market, sell and distribute an array of branded, environmentally-friendly, bio-based performance and cleaning products to the automotive, outdoor power equipment and marine markets.  The “green” base of our performance products is comprised of animal fats, while our cleaning and oil spill response products use plant and vegetable oils.  This biodegradable green base replaces traditional petroleum and chemical derived bases typically used to make motor oils, cleaning solutions and other consumer products without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment.

Our G-brand family of products includes G-OIL®, G-FUELTM, G-CLEAN™, G-GLASS™ and G-MARINE™.  These products are offered in a wide range of automotive, outdoor power equipment and marine categories including performance and cleaning chemicals. We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals. Our products are available at a number of national retail outlets and chain stores. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market and marine market.

In December 2009, we received a notice from our primary supplier of performance products, Bio Tec, terminating our agreement.  Since then we reformulated our engine and motor oils to a higher more consistent standard and proved the performance of our oils via third party bench tests and in the American LeMans racing series.  We repositioned our oils from “green” (not recycled or re-refined) to a bio-synthetic that satisfies the government’s bio-content requirements.  More recently, in early September 2010, we entered into a Product Production and Sales Agreement with the Delta Group that allows us to leverage the synergies and buying power of the Delta Group as well as its ability to provide ancillary supply chain services such as testing, bottling, packaging, warehousing and shipping.

We have spent the second half of fiscal 2010 reformulating our oils and, therefore, had a limited inventory of performance products to sell until our new formulations were tested and in production. The timing of Bio Tec’s December 2009 termination severely reduced our ability to sell performance products during the time our customers and distributors are stocking orders (third and fourth fiscal quarters).  In addition we had to push back, cancel and refrain from soliciting new sales orders as we rationed what little finished goods inventory we had on hand.  As a result sales of our performance products were lower than they were in fiscal 2009.  We continue to develop proprietary formulations for other grades of lubricants and motor oils and are working with suppliers, additive companies and blending facilities to produce these products and others on a contract basis.

In February 2010, we launched our G-MARINE™ product line which includes boat wash, hull & bottom cleaner, bilge cleaner & deodorizer and boat glass cleaner.  In July 2010, our OSC-1809 Surface Washing Agent was approved for listing on the Environmental Protection Agency’s National Oil and Hazardous Substance Pollution Contingency Plan Schedule, which means it can be used to help clean up oil spills.

In September 2010, we entered into a Product Production and Sales Agreement with the Delta Group.  Under this agreement, the Delta Group agreed to produce and sell to us performance products based on the formulations and specifications that we provide.  The Delta Group purchases all the raw materials, including the bio-base as well as the various additives and other ingredients, blends, bottles, tests, warehouses and ships the finished products to our customers. In addition, the Delta Group has the right to sell our performance products to its own customers either under our G-brand label or under the customers’ private label.

In August 2010, we commenced production of our 5W-30 motor oil, bar and chain lubricants, JASO FC 2-cycle oil and we are currently bench and engine testing our 10W-30 and SAE 30 OPE engine oils.

On December 21, 2009, we commenced an action in the United States District Court for the Southern District of New York against Bio Tec to enforce our rights under the agreement with Bio Tec, including our rights to intellectual property developed singularly and/or jointly, to recover amounts that we advanced to or on behalf of Bio Tec and to recover damages that we incurred as a result of Bio Tec’s breach of the agreement.  On July 21, 2010 we entered into a settlement agreement which provides, among other things, for the following: (i) all claims and counterclaims raised in the New York Action are agreed to be settled, waived and released; (ii) the rights to intellectual property developed singularly and/or jointly; (iii) the return to us of certain oil, additives and equipment being held by Bio Tec; and (iv) payments by Bio Tec to us if and when Bio Tec receive certain payments from third parties. The Settlement Agreement does not require any payment by us.

Results of Operations

Comparison of the years 2009 and 2010

Revenues

Our activities for the years ended June 30, 2009 and 2010 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, recruiting personnel, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the years ended June 30, 2009 and 2010 are as follows:

	Years Ended June 30,
	2009	2010
	($000’s)
Net sales	$3,804	$2,430
Loss from operations	$(14,995)	$(12,846)
Other expense	$(337)	$(38)
Net loss	$(15,332)	$(12,884)

Net Sales

Net sales for the years ended June 30, 2009 and 2010 consist of shipments 2-cycle oil, 4-cycle oil, motor oil, bar and chain lubricants and cleaning chemicals.  We commenced shipping 5W-30 motor oil in September 2009.  During the second quarter of fiscal 2010 we received a notice from our primary supplier of performance products terminating its agreement with us.  As a result, we have spent the second half of fiscal 2010 reformulating our oils and, therefore, had a limited inventory of performance products to sell until our new formulations were tested and in production.  We started shipping our reformulated performance products in September 2010.  The decrease in sales from fiscal 2009 to 2010 is a result of delays in production of performance products and the voluntary recall of our 2-cycle engine oil at The Home Depot.  Two customers, TTI and ACE Hardware, accounted for 96% and 83% of our revenues in the year ended June 30, 2009 and 2010, respectively.  Net sales are comprised as follows:

	Years Ended June 30,
	2009	2010
	($000’s)
Performance products	$2,536	$1,297
Cleaning products	$1,268	$1,133

Total	$3,804	$2,430

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the years ended June 30, 2009 and 2010 were approximately $3,256 and $1,990, respectively.  The decrease in cost of sales (exclusive of depreciation and amortization) from 2009 to 2010 is primarily due to the decrease in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses for the years ended June 30, 2009 and 2010 include the following:

	Years Ended June 30,
	2009	2010
	($000’s)
Salaries	$1,503	$1,175
Stock-based compensation	$5,849	$3,718
Selling, marketing, public relations and related	$2,464	$2,291
Development, product release and testing	$2,189	$404
Management and operating fees	$1,007	$853
Legal and professional	$650	$1,390
Occupancy, communications and all other, net	$1,349	$1,475

Total selling, general and administrative expenses	$15,011	$11,306

The decrease in salaries from fiscal 2009 to 2010 is due to the resignation of our former president and chief operating officer and a reduction of salary paid to our current chief executive officer.  The decrease in stock-based compensation reflects both a reduction in the number of shares of restricted stock and options granted in fiscal 2010 as compared to fiscal 2009.  The decrease in sales and marketing from fiscal 2009 to 2010 is primarily due to decreased shipping costs and  public relation fees partially offset by our first G-OIL™ television commercial which aired on the Speed Channel and sponsorship of the racing team “Green Earth Team Gunnar” and the American Le Mans Series. The decrease from fiscal 2009 to 2010 in development, product release and testing is primarily due to the $1,600 product liability charge incurred in fiscal 2009 relating to damages incurred in connection with defects in a shipment of engine oil.  The decrease in management and operating fees from fiscal 2009 to 2010 is due to the termination of our agreement with Bio Tec.  The increase in legal and professional fees is primarily due to higher legal fees in connection with the Zuckerman and Bio Tec litigations.  The increase in occupancy, communications and all other from 2009 to 2010 is primarily due to increased travel, rent and telecommunication charges.

Impairment of Supplier Assets

On December 4, 2009 we received a notice from Bio Tec, at the time our principal supplier of performance products, that it was terminating its agreement with us.  As a result, we recorded charges of $1,546 for the year ended June 30, 2010.  On July 21, 2010 we entered into a settlement agreement with Bio Tec.  However, we determined that amounts owed to us may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable.  As such, we recorded an impairment loss of $610 related to our exclusive rights to Bio Tec’s formulations, wrote off $596 for inventory, recorded a charge of $286 for fixed assets at the Bio Tec facility, and expensed other Bio Tec related assets totaling $54.  If we determine charges recorded are deemed collectable or recoverable we will reverse these amounts in future periods to the impairment of supplier assets.

We have identified alternative sources for our performance related products and on a contract basis are manufacturing lubricants and motor oils using our proprietary formulations.

Depreciation and amortization

Depreciation and amortization expense for the years ended June 30, 2009 and 2010 was approximately $532 and $434, respectively.  Depreciation charges totaled $53, and $39 for the years ended June 30, 2009 and 2010, respectively.   An increase in depreciation expense from fiscal 2008 to 2009 is primarily due to a full year of expense.  The fiscal 2009 to 2010 decrease in depreciation expense is due to the write off of equipment held at Bio Tec.

Amortization expense for intangible assets totaled $479 and $395for the years ended June 30, 2009 and 2010, respectively.  The increase of amortization expense in fiscal 2008 to 2009 is primarily due to a full year of expense and an impairment charge of $180 relating to the patents that were assigned to us by our former president and chief operating officer. The fiscal 2009 to 2010 decrease in amortization expense is primarily due to the write off of intangible assets relating to the Bio Tec intellectual property rights. The expense is excluded from cost of sales.

Interest expense, net

Net interest expense for the years ended June 30, 2009 and 2010 was approximately $337 and $38, respectively.  Interest expense consists of interest due on notes payable to related parties. Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund. The decrease in interest expense is due to the re-payment of notes payable to related parties and a reduction of interest rates on these notes. Interest expense is currently accruing at approximately $3 per quarter.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009 and 2010, we had $697 and $1,360 in cash and an accumulated deficit of $32,354 and $45,238, respectively.  As June 30, 2010 we had working capital of $371.  As of June 30, 2009, we had a working capital deficit of $2,351.

Net cash used by operating activities was $6,346 and $7,816 for the years ended June 30, 2009 and 2010, respectively. The increase from 2009 to 2010 was primarily due to payments made to vendors and decrease in accounts payable in the year ended June 30, 2010.

Net cash provided in financing activities was $5,350 and $8,534 for the years ended June 30, 2009 and 2010, respectively. The sequential annual increase in financing activities is primarily due to cash receipts from private placement transactions. The net proceeds from our financing activities will be used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs. We cannot estimate at this time the cost of capital necessary to integrate our new supplier for our performance related products.  Nor have we determined if the funding will involve cash, debt or equity.

Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  During years ended June 30, 2009 and 2010, our cash used for investing activities (capital requirements) was $322, and $55, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, sales and marketing, purchasing raw materials and packaging finished goods to fulfill orders.

We currently have no material commitments for capital expenditures.

Further, losses from operations are continuing subsequent to June 30, 2010 and we anticipate that we will continue to generate losses from operations in the near future.  As a result, in their report for the fiscal year ended June 30, 2010, our auditors raised substantial doubt about our ability to continue as a going concern.

Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Equity

From July 1, 2009 through June 30, 2010, we issued 39,556,000 shares of common stock for gross proceeds of $8,992 in private placement transactions.  Included in those shares are 325,000 shares, having a value of $83 issued to a placement agent in connection with those transactions. In addition, there was $93 in cash payments in connection with these private placement transactions.

From July 1, 2008 through June 30, 2009, we issued 5,864,607 shares of common stock for gross proceeds of $3,339 in various private placement transactions.  Included in those shares are 96,429 shares, having a value of $51 issued to placement agents in connection with those transactions.  There were no cash payments in connection with these private placement transactions.

On March 31 2009, TTI subscribed for 6,666,667 shares of common stock and warrants to purchase 2,222,222 shares of common stock at $0.20 per share at any time on or before March 31, 2012.  The aggregate purchase price for the stock and warrants was $2,000.  The securities were issued in October 2009.

In October 2009, we entered into an investment agreement with TTI under which TTI agreed to purchase 8,000,000 shares of our common stock for an aggregate purchase price of $1,200.  In addition, we granted TTI warrants to purchase another 8,000,000 shares of our common stock at a price of $0.15 per share, or $1,200 in the aggregate.  In October 2009, TTI exercised half its warrants and we issued 4,000,000 shares. In January 2010, TTI exercised the other half of the warrants and we issued the remaining 4,000,000 shares for proceeds of $600.  Under the agreement, we also agreed to issue 8,000,000 shares of our common stock in satisfaction of all claims, except for product liability claims or any claims that cannot be released as a matter of law, relating to liabilities and/or damages incurred by TTI and its affiliates in connection with a shipment of defective engine oil. After taking into account the exercise of outstanding warrants and options, TTI beneficially owned 23.0% of our issued and outstanding shares as of September 1, 2010.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2010, our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of June 30, 2010, we had an accumulated deficit of $45,238, with total stockholders’ equity of $2,123.  We had working capital of $371 at June 30, 2010.  However, we believe the $407 recorded as deferred revenue from TTI and the note payable to our chief operating officer for $200, if needed, we could request both TTI and our officer to forego the short term nature of these amounts owed.  This would provide us with an adjusted working capital of approximately $978 at June 30, 2010.

Since June 30, 2010, we have had discussions with existing and potential new investors regarding an investment in us.  Although we do not have any firm commitments, we intend to continue these discussions.  Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment or increase revenues.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

Between our available cash balance at June 30, 2010 of $1,360 and our adjusted working capital of $978, we have estimated we may require approximately $3.5 – $5.0 million of additional cash for fiscal year ending June 30, 2011.

Contractual Arrangements

Significant contractual obligations as of June 30, 2010 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$72	$54

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified critical accounting principles that affect our consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; derivative financial instruments; asset impairments; revenue recognition; depreciation and amortization; income taxes; and legal and other contingencies.

Share-Based Payments – We adhere with U.S. GAAP, which establishes standards for share-based transactions in which an entity receives employees’ or consultants’ services for (a) equity instruments of the entity, such as stock options or warrants, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  We expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  This applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

Intangible Assets – Intangible assets, including purchased technology and exclusivity rights, are carried at cost less accumulated amortization. For financial reporting purposes, amortization of intangibles has been computed over an estimated useful life of seven years using the straight-line method.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is generally based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as well as specific appraisal in certain instances.  Measurement of an impairment loss for long-lived assets is based on the fair value of the asset as estimated using a discounted cash flow model.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. We are a new company with new “green” products in the market.  Sales of our cleaning products commenced in March 2008 and our performance products (2-cycle, 4-cycle and bar and chain lubricants) in August 2008.  In September 2009, sales of our motor oil commenced after we obtained the API certification and SM rating for our 5W-30 motor oil.  Since our products are new to market, we do not have any assurance that we will be successful.  However, our financial projections indicate a return and recoverability, based on an estimate of undiscounted future cash flows resulting from the sale of our product lines, well in excess of the $1.7 million in carrying value of our intangible assets. As such, we determined that the estimated fair value exceeds the carrying value of our long-lived assets groups.

We have considered our long-lived assets as one asset group.  In addition, we considered recent equity raises and our market capitalization.  On June 15, 2010, we issued stock in a private placement at $0.277 per share for a total market capitalization in excess of $38 million (140 million shares x $0.277) and at September 1, 2010 our market capitalization is in excess of $62 million (141 million shares x $0.44), well in excess of the asset’s carrying value. As such, our asset groups have estimated fair values that are in excess of the carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”) which amends FASB ASC 505 (Equity) of the Codification in order to clarify that the stock portion of a distribution to shareholders that allows the shareholder to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying FASB ASC 505 (Equity) and FASB ASC 260 (Earnings Per Share). ASU 2010-01 is effective for interim or annual periods ending on or after December 15, 2009 and is adopted retrospectively. We adopted ASU 2010-01 effective October 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth elsewhere in this Annual Report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and disagreements with accountants on accounting and financial disclosure within the two most recent fiscal years or any subsequent interim period.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has conducted, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, an assessment of our internal control over financial reporting as of June 30, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2010.

We have identified weaknesses in our inventory controls:

•
Documented processes and controls do not exist for several key inventory processes including inventory adjustments, reserves for excess, defective and obsolete inventory, product shipments and the tracking and recording of in-transit inventory.

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

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  As a Smaller Reporting Company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law by President Obama on July 21, 2010.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than disclosed above.

Limitation of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated herein by reference to our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than October 28, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than October 28, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than October 28, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference herein to our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than October 28, 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference herein to our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than October 28, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report:

1.     Financial Statements.  The following financial statements and the report of our independent auditor thereon, are filed herewith.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2009 and 2010

•	Consolidated Statements of Operations for the years ended as of June 30, 2009 and 2010

•	Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2009 and 2010

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules — See response to Item 15(c) below.

3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

Exhibit Numbers	Description
3.1(a)	Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment of Certificate of Incorporation(1)
3.1(c)	Certificate of Merger of Foreign Corporation into a Domestic Corporation(1)
3.1(d)	Certificate of Correction of Certificate of Incorporation(1)
3.1(e)	Certificate of Correction of Certificate of Amendment(1)
3.1(f)	Certificate of Correction of Certificate of Merger(1)
3.1(g)	Certificate of Ownership and Merger(1)
3.2	By-Laws(1)
4.1	Specimen Stock Certificate(1)
4.2	Form of Option Agreement(1)
10.1	2008 Stock Award and Incentive Plan, as amended(1)
10.2	Employment Agreement with William J. Marshall(1)
10.3	Employment Agreement with Greg Adams(1)
10.4	Lease (Stamford, CT)(1)
10.5	Agreement with Inventek Colloidal Cleaners, LLC(1)
10.6	Distribution Agreement with Techtronics Industries North America, Inc.(1)
10.7	Promissory Note in the aggregate principal amount of $300,000(1)
10.8	Promissory Note in the aggregate principal amount of $125,000(1)
10.9	Agreement with Bio Tec Fuel and Chemical, LLC(1)
10.10	Letter Agreement with Kwik Paint Products(1)
10.11	Agreement with Marketiquette, Inc.(1)
10.12	Investment Agreement with Techtronics Industries Co., Inc.(1)
10.13	Amendment No. 1 to Employment Agreement with Greg Adams(1)
10.14	Assignment of Invention, Priority Rights and Rights to Apply for Patents by Mathew Zuckerman(1)
21.1	Subsidiaries of Green Earth Technologies(1)
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chairman and Chief Executive Officer and chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*     Filed herewith.  This exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Company’s Securities and Exchange Act of 1934 Registration Statement on Form 10 on October 6, 2009, as amended.

(c) Financial Statement Schedules.

See the attached Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GREEN EARTH TECHNOLOGIES, INC.
Financial Statement Schedule
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended June 30, 2008	$-	20	-	$20
Year ended June 30, 2009	$20	48	-	$68
Year ended June 30, 2010	$68	32	(55)	$45
Inventory Reserve
Year ended June 30, 2008	$-	-	-	$-
Year ended June 30, 2009	$-	348	-	$348
Year ended June 30, 2010	$348	551	(129)	$770
__________________________
(1)   Write-offs

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Financial Statement or the Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Earth Technologies, Inc.

By:	/s/ WILLIAM J. MARSHALL
William J. Marshall
Chief Executive Officer Date: September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. MARSHALL	Chairman of the Board of Directors, Chief	September 28, 2010
William J. Marshall	Executive Officer and Director
(Principal Executive Officer)

/s/ GREG D. ADAMS	Chief Operating Officer,	September 28, 2010
Greg D. Adams	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ JEFFREY LOCH	President, Chief Marketing Officer	September 28, 2010
Jeffrey Loch	Director

/s/ JANET JANKURA	Director	September 28, 2010
Janet Jankura

/s/ HUMBERT POWELL	Director	September 28, 2010
Humbert Powell

/s/ DAVID M. BUICKO	Director	September 28, 2010
David M. Buicko

GREEN EARCH TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Earth Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Green Earth Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for the each of the years in the two-year period ended June 30, 2010. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Earth Technologies, Inc. and subsidiaries as of June 30, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's losses, negative cash flows from operations and its ability to pay its outstanding liabilities through 2011 raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Friedman LLP
East Hanover, New Jersey
September 28, 2010

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2009	June 30, 2010

Current assets:
Cash	$697	$1,360
Trade receivables, less allowance of $68 and $45	278	419
Inventories, net	2,276	1,788
Prepaid expenses and current assets	459	183
Total current assets	3,710	3,750

Property and equipment, net	352	82
Intangibles, net	2,695	1,670
	$6,757	$5,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,282	$1,679
Accrued expenses	2,467	1,093
Deferred revenue, related party	674	407
Notes payable, related party	638	200
Total current liabilities	6,061	3,379

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 85,745,486 and 140,018,153 shares issued and outstanding, as of June 30, 2009 and June 30, 2010, respectively	86	140
Additional paid-in capital	30,964	47,221
Common stock subscription	2,000	-
Accumulated deficit	(32,354)	(45,238)
Total stockholders' equity	696	2,123

	$6,757	$5,502

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended June 30,
	2009	2010

Net sales	$3,804	$2,430

Operating expense:
Cost of sales (exclusive of depreciation and amortization which is shown below)	3,256	1,990
Selling, general and administrative expenses, including stock-based compensation of $5,849, and $3,718, respectively	15,011	11,306
Impairment of Supplier Assets	-	1,546
Depreciation and amortization	532	434
	18,799	15,276

Loss from operations	(14,995)	(12,846)

Interest expense, net	(337)	(38)

Loss from operations before income taxes	(15,332)	(12,884)

Income tax	-	-

Net loss	$(15,332)	$(12,884)

Basic and diluted loss per common share	$(0.20)	$(0.11)

Basic and diluted weighted average common shares outstanding	77,804,883	115,687,087

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC
CONSOILIDATED STATEMENT OF CASH FLOWS (in thousands)
	Year Ended June 30,
	2009	2010
Cash flows from operating activities
Net loss	$(15,332)	$(12,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	532	434
Amortization of financing costs	217	-
Stock-based compensation expense	5,849	3,718
Allowance for accounts receivable	48	(32)
Increase in allowance for inventory	348	551
Impairment of intangibles	180	20
Impairment of supplier assets	-	1,546
Changes in assets and liabilities
Accounts receivable	(75)	(108)
Inventories	(1,420)	(445)
Prepaid expenses and other current assets	21	(11)
Accounts payable	1,536	(585)
Accrued expenses	1,368	248
Deferred revenue	382	(268)

Net Cash Used in Operating Activities	(6,346)	(7,816)

Cash flows from investing activities
Acquisition of equipment	(322)	(55)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,339	8,992
Deposit from common stock subscription	2,000	-
Proceeds from notes payable, related party	145	10
Repayment of notes payable	(134)	(468)

Net Cash Provided by Financing Activities	5,350	8,534

Net increase (decrease) in cash	(1,318)	663

Cash
Beginning of year	2,015	697
End of year	$697	$1,360

Interest payments	$-	$4
Income taxes paid	$-	$21

Supplemental information from non-cash investing and financing activities
Conversion of debt to equity	$274	$1,600
Common Shares issued for extension of debt	$217	$-
Conversion of accounts payables and accrued expense to notes payable	$327	$20

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional	Common
			Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscription	Deficit	Total

Balance at June 30, 2008	69,801	$70	$21,301	$-	$(17,022)	$4,349

Private placement of common stock and warrants (including 600,000 warrants and 96,429 shares issued for placement fees)	5,864	6	3,333	-	-	3,339
Common Stock Subscription				2,000		2,000
Stock-based compensation expense	9,010	9	5,840	-	-	5,849
Issuance of common stock upon exercise of convertible debt	670	1	273	-	-	274
Issuance of common stock for extension/inducement of debt	400	-	217	-	-	217
Net loss	-	-	-	-	(15,332)	(15,332)

Balance at June 30, 2009	85,745	$86	$30,964	$2,000	$(32,354)	$696

Private placement of common stock (including 15,089,722 warrants and 325,000 shares issued for placement fees)	23,556	24	6,569	-	-	6,592
Private placement of common stock from TTI	14,667	14	3,186	(2,000)	-	1,200
Product Liability Settlement	8,000	8	1,592	-	-	1,600
Warrants Exercised – TTI	8,000	8	1,192	-	-	1,200
Stock-based compensation expense	50	-	3,718	-	-	3,718
Net loss	-	-	-	-	(12,884)	(12,884)
Balance at June 30, 2010	140,018	$140	$47,221	$-	$(45,238)	$2,123

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business

Green Earth Technologies, Inc. and subsidiary, a Delaware corporation (the “Company”), was formed on August 7, 2007.  The Company, directly and through its wholly–owned subsidiary, markets, sells and distributes bio-degradable performance and cleaning products.  The Company’s product line crosses multiple industries including the automotive aftermarket, marine and outdoor power equipment markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

Liquidity and Going Concern

Due to the Company’s limited capital, recurring losses and negative cash flows from operations, and the Company’s limited ability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $12,884 and net cash used in operations of $7,816 for the year ended June 30, 2010 and has working capital of $371 and stockholders’ equity of $2,123. The Company has relied upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities in the past and there is no assurance that it will be able to do so in the future.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Green Earth Technologies, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; derivative financial instruments; asset impairments; revenue recognition; depreciation and amortization; income taxes; and legal and other contingencies.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured.  The risk of loss transfers to the customer on the date the product is shipped.  The Company’s revenue is comprised of the sale of its products to retailers and distributors.

Allowance for Doubtful Accounts – The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience; (2) aging of the accounts receivable; and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers.

Inventories – Inventories are valued at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The costs of finished goods and work-in-process inventories include material, manufacturing labor and overhead components. The Company periodically reviews the net realizable value of the inventory and, if necessary, records a reserve to reflect the net realizable value of the inventory.

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the assets’ economic lives or the lease term. In situations where the Company determines that the useful life of a long-lived asset should be revised, the Company depreciates the net book value in excess of the estimated residual value over its revised remaining useful life.

Intangible Assets – Intangible assets, including purchased technology and exclusivity rights, are carried at cost less accumulated amortization. For financial reporting purposes, amortization of intangibles has been computed over an estimated useful life of seven years using the straight-line method.  Amortization charges totaled $479 and $395 during the years ended June 30, 2009 and 2010, respectively.  Amortization expenses have been included in selling, general and administrative expenses.

Deferred Revenue – Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily for future performance and appearance product purchases, and is recorded as deferred revenue on the balance sheet until the revenue is earned.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  When it becomes apparent that indicators such as a significant decrease in the market value of the long-lived asset group or if material differences between operating results and the Company’s forecasted expectations occur, then an impairment analysis is performed.

If indicators arise, an initial determination of recoverability is performed based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition compared with the carrying value. If the carrying value of the asset group exceeds the undiscounted cash flows, a measurement of an impairment loss for long-lived assets is performed.  The impairment charge is the excess of the carrying value of the asset group over the fair value, as determined utilizing appropriate valuation techniques.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Segments – The Company has grouped its long-lived assets in accordance with the methodologies of how it manages the business.  Currently, the Company is one segment with multiple products, and as such the Company’s asset group is based upon this one segment methodology.

Stock Based Compensation – The Company accounts for stock based compensation under U.S. GAAP,   which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified perspective method.  The Company expenses the fair value of employee stock options and similar awards.  The fair value of each option award is estimated on the date of grant.

Advertising and Promotional Costs – Advertising and promotion costs, which are included in selling, general and administrative expense, are expensed as incurred.  During the years ended June 30, 2009 and 2010, advertising and promotion costs totaled $2,060 and $1,855, respectively.

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the years ended June 30, 2009 and 2010, shipping cost totaled $404 and $436, respectively.

Research and Development Costs – Research and development costs, which are included in selling, general and administrative expense, consist primarily of salaries and employment related expenses, independent testing fees and allocated facility costs.  All such costs are charged to expense as incurred. During the years ended June 30, 2009 and 2010, research and development costs totaled $2,189 and $404, respectively.

Net Loss Per Share – Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options, warrants and restricted stock are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.  Anti-dilutive securities not included in net loss per share calculation for the quarters include:

	Years Ended June 30,
	2009	2010
Potentially dilutive securities:
Outstanding time-based stock options	6,604	8,436
Outstanding time-based restricted stock	4,000	4,000
Warrants	600	7,690

Income Taxes – The Company accounts for income taxes by the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the recognition of tax effects for financial statement and income tax reporting purposes by applying enacted income tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance has been recorded to reduce net deferred tax assets to only that portion that is judged more likely than not to be realized.

Fair Value Measurements – Accounting standards have been issued which define fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The standard does not expand or require any new fair value measures, however its application may change current practice.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Fair value is defined under the standard as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

•
Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The Company’s other financial instruments at June 30, 2010 consist of accounts receivable, accounts payable and debt.  For the year ended June 30, 2010, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable, accounts payable and related party debt approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

Recent Accounting Pronouncements – In January 2010, the FASB issued Accounting Standards Update No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”) which amends FASB ASC 505 (Equity) of the Codification in order to clarify that the stock portion of a distribution to shareholders that allows the shareholder to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying FASB ASC 505 (Equity) and FASB ASC 260 (Earnings Per Share). ASU 2010-01 is effective for interim or annual periods ending on or after December 15, 2009 and is adopted retrospectively. The Company adopted ASU 2010-01 effective October 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations.

3.           IMPAIRMENT OF SUPPLIER ASSETS

On December 4, 2009, the Company received notice from Bio Tec, one of its suppliers of performance products, that Bio Tec was terminating the agreement with the Company.  On July 21, 2010 the Company entered into a settlement agreement with Bio Tec; however the Company determined that amounts owed to the Company may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable. As such, the Company recorded total impairment charges of $1,546 consisting of an impairment loss of $610 related to Bio Tec exclusivity rights, wrote off $596 for inventory, recorded a charge of $286 for fixed assets at the Bio Tec facility, and expensed other Bio Tec related charges totaling $54.

The Company has identified alternative sources for the Company’s performance related products and on a contract basis are manufacturing lubricants and motor oils using the Company’s proprietary formulations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

4.	INVENTORIES, NET

Inventories consist of the following:

	June 30, 2009	June 30, 2010
Raw materials	$1,954	$1,377
Finished goods	322	411
	$2,276	$1,788

Inventories are presented net of reserves of $348 and $770 at June 30, 2009 and 2010, respectively.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2009	June 30, 2010	Estimated Useful Lives
Manufacturing equipment	$387	$93	5-10
Furniture, fixtures and office equipment	22	23	3-5
Total property and equipment, gross	409	116
Less: accumulated depreciation	57	34
	$352	$82

Depreciation charges totaled $53 and $39 for the years ended June 30, 2009 and 2010, respectively.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:
	June 30, 2009	June 30, 2010	Estimated Useful Lives
Purchased Technology and exclusivity rights	$3,350	$2,550	7
Patents	20	-
	3,370	2,550
Less: accumulated amortization	675	880
	$2,695	$1,670

Expected amortization of intangible assets is as follows:

June 30
2011	$364
2012	364
2013	364
2014	364
Thereafter	214
$1,670

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

On December 4, 2009 the Company recorded an impairment loss of $610 relating to its exclusivity rights under its agreement with Bio Tec. The impairment loss is included in the caption “impairment of supplier assets” in the statements of operations.  During the quarter ending March 31, 2010, the Company also recorded an impairment loss of $20 relating to its patents.  Such impairment loss is reflected in selling, general and administrative expense in the statements of operations. The expense is excluded from cost of sales.  Amortization expenses included in the caption “depreciation and amortization” totaled $479, and $395 for the years ended June 30, 2009 and 2010, respectively.

7.	ACCRUED EXPENSES

Accrued liabilities consist of the following:
	June 30, 2009	June 30, 2010
Accrued payroll and taxes	$492	$643
Product liability	1,600	-
Accrued interest	203	220
Other	172	230
	$2,467	$1,093

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

8.	NOTES PAYABLE, RELATED PARTY

Notes payable consists of the following:
	June 30, 2009	June 30, 2010
Secured note dated December 28, 2007 held by the Company’s President and Chief Operating Officer. Interest accrues at a rate of 6% per annum and is due on April 1, 2011	$320	$200

Unsecured note held by the Company’s Chairman and Chief Executive Officer. Interest accrued at a rate of 6% per annum. The note was paid in February 2010.	125	-

Unsecured notes held by vendors of the Company. These notes were paid during 2010.	193	-
	$638	$200

In January 2010, the secured note totaling $330 that was due to the Company’s President, Chief Operating Officer and director was extended to July 4, 2010.  The holder also agreed to waive his right to collect a stock issuance of 250,000 shares which was due if the note was extended.  Instead, the Company agreed to have $20 added on to the principal balance of the note resulting in the aggregate note to be $350.  In February 2010, the Company paid $150 to the holder reducing the outstanding balance on the note to $200.  Additionally, in July 2010, the secured note was extended to April 1, 2011.  The holder also agreed to waive his right to have $20 added on to the principal balance of the note.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

9.	STOCKHOLDERS EQUITY

Restricted Stock

During the fiscal year ended June 30, 2009, the Company issued restricted stock awards in return for services and compensation to various parties, including employees and non-employees.  The shares were issued at various prices under several different agreements with each of the respective parties.  The Company did not issue any restricted stock for the year ended June 30, 2010.

Restricted stock expense for the year ended June 30, 2010 was $683.

As of June 30, 2010, there were 4,000,000 shares of unvested restricted stock outstanding and $397 of unrecognized compensation costs.  The Company expects to recognize these costs over the next seven months.

Stock Options

The 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”) made 20,000,000 shares of common stock available for future equity awards. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.

Option activity for the year ended June 30, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	-0-
Granted	13,978,750	$1.27
Exercised	-0-
Forfeited and Cancelled	(7,375,000)	$0.49
Outstanding at June 30, 2009	6,603,750	$0.49
Granted	2,172,500	$0.25
Exercised	-0-
Forfeited and Cancelled	(340,000)	$0.49
Outstanding at June 30, 2010	8,436,250	$0.43	9.0 years	$1,034
Exercisable at June 30, 2010	2,087,917	$0.49	8.8 years

In March 2010, the Company’s board of directors approved option grants to the Company’s employees and independent directors.  The total numbers of shares granted were 2,000,000 and have an exercise price of $0.25 equal to the closing price per share of the Company’s common stock on March 17, 2010.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2010.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2010
Average expected life (years)	6.0	6.0
Average risk free interest rate	3.5%	3.29%
Expected volatility	125%	201%
Expected dividend rate	0%	0%
Expected forfeiture rate	5%	5%

Stock option expense for the year ended June 30, 2010 was $3,009.

As of June 30, 2010, there was $5,850 of unrecognized compensation cost. The Company expects to recognize these costs over the next 2.0 years.

At June 30, 2010, 11,563,750 shares are available for grant under the 2008 Plan.

Warrants

Warrant activity for the year ended June 30, 2010 is as follows:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	-0-
Granted	600,000	$0.05
Outstanding at June 30, 2009	600,000	$0.05
Granted	15,089,722	$0.22
Exercised	(8,000,000)	$0.15
Outstanding and exercisable at June 30, 2010	7,689,722	$0.28	2.5 years	$2,102

Other Uses – Common Stock

In June 2010, the Company issued 50,000 shares to a patent attorney for the legal services.  The value of the shares in connection with this transaction totaled $26.

10.           COMMITMENTS AND CONTINGENCIES

Mathew Zuckerman Litigation

On November 20, 2009, Mathew Zuckerman, the Company’s founder and its former president and chief operating officer, and other entities that Zuckerman controls or in which he claims a beneficial interest commenced an action against the Company in the Superior Court of California, County of Los Angeles.  The plaintiffs allege that they have suffered damages of not less than $6 million as a result of the Company’s refusal to allow them to transfer the shares they allegedly own or control.   In addition, Zuckerman seeks declaratory relief that he did not violate the terms of the non-compete covenant contained in his employment agreement as a result of his affiliation with and employment by Alkane, Inc., a company that markets a bio-diesel fuel additive.  On or about February 19, 2010, the Company successfully removed the case to the United States District Court for the Central District of California.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

On April 5, 2010, Zuckerman filed his first amended complaint (the "FAC").    On April 22, 2010, the Company moved to dismiss certain claims of the FAC.  On April 30, 2010 the U.S. District Court Central District of California dismissed the Company’s motion to have the case transferred to the U.S. District Court of Connecticut but granted the Company’s motion to dismiss Zuckerman’s request for declaratory relief.   On May 3, 2010, the Company filed its answer to the FAC and Counterclaims against Zuckerman alleging various claims sounding in breach of fiduciary duty, unjust enrichment, breach of contract and fraud, for damages to be determined at trial.   By order dated May 24, 2010, the Court denied, on procedural grounds, the Company’s motion to dismiss certain claims alleged in the FAC.  On June 16, 2010, the Company filed its amended counterclaims.  By order dated July 7, 2010, the Court scheduled trial to begin on March 15, 2011.

 Although the Company believes that they have meritorious defenses to Plaintiffs' claims and will prevail against those claims and succeed on its amended counterclaims against Zuckerman, this matter is at a preliminary stage and the company is not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, the Company has not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

Bio Tech litigation

On December 21, 2009, the Company commenced an action in the United States District Court for the Southern District of New York against Bio Tec LLC, a former supplier of the Company’s performance products, to enforce the Company’s rights under the agreement it had with Bio Tec, including the Company’s rights to intellectual property developed singularly and/or jointly, to recover amounts that the Company advanced to or on behalf of Bio Tec and to recover damages that the Company incurred as a result of Bio Tec’s breach of the agreement.

On July 21, 2010 the Company entered into a Settlement Agreement (the “Settlement Agreement”) which provides, among other things, for the following: (i) all claims and counterclaims raised in the New York Action are agreed to be settled, waived and released; (ii) the rights to intellectual property developed singularly and/or jointly; (iii) the return to the Company of certain oil, additives and equipment being held by Bio Tec; and (iv) payments by Bio Tec to the Company if and when Bio Tec receive certain payments from third parties. The Settlement Agreement does not require any payment by the Company

SEC Investigation

On December 11, 2009, the SEC served the Company with a subpoena for the production of documents concerning the issuance of GET’s stock, the removal of restrictive legends from certificates of GET stock, the existence of restrictions on GET stock and documents supporting various press releases issued by GET in 2008.  The Company is complying fully with the subpoena and has produced all documents responsive to the subpoena.  The Company is not in a position to predict or assess the likely outcome of this investigation or the range of potential loss.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Employment Arrangements

Jeff Marshall, Chief Executive Officer and Chairman of the Board of Directors

In February 2008, the Company entered into a three-year employment agreement with Jeff Marshall to serve as its Chief Executive Officer.  In March 2009, that agreement was amended.  Under the amended agreement, Mr. Marshall serves as Chairman and Chief Executive Officer and receives a base salary of $150, plus incentive compensation of $50 if he achieves $5,000 in additional financing for the Company, which was achieved during the 2010 fiscal year.

Pursuant to his amended employment agreement, Mr. Marshall received 4,000,000 shares in February 2008, which vested immediately upon grant and received 2,000,000 shares on January 15, 2009.  He will receive 2,000,000 shares on each of January 5, 2010 and 2011, if he is still employed by the Company on those dates.  On January 5, 2010 Mr. Marshall agreed on the deferment of the issuance of shares that were due to him to January 5, 2010.

In the event of termination for any reason other than for “cause,” death or disability or if the Company decides not to renew the agreement, Mr. Marshall will receive, in addition to payment of accrued salary and benefits through the date of termination of employment, a severance payment equal to the sum of (i) twelve months of his then applicable annual base salary; and (ii) the average of his last two annual cash bonuses, and all unvested restricted stock held by the executive shall immediately vest.

See note 14 – Subsequent Events,  for additional disclosures

Greg Adams, Chief Financial Officer

In March 2008, the Company entered into a three-year employment agreement with Greg Adams to serve as its Chief Financial Officer.  In June 2008, that agreement was amended.  Under the amended agreement, Mr. Adams receives a base salary of $200, plus incentive compensation of $100 if he achieves $10,000 in financing for the Company, which was achieved during the 2010 fiscal year.   In addition, Mr. Adams received 1,000,000 shares in March 2008 which vested immediately upon grant.  Pursuant to his employment agreement, in August and November 2008, Mr. Adams was granted options covering 3,500,000 shares of the Company’s common stock, vesting ratably over a three-year period, at a price per share equal to the then market price of a share of its stock.  In April 2009, Mr. Adams accepted the Company’s offer of options covering 2,975,000 shares of its common stock having an exercise price of $0.49 per share in exchange for cancelling his existing options.  The new stock options are subject to a new three-year vesting schedule.  In the event of termination for any reason other than for “cause,” death or disability or if the Company decides not to renew the agreement, Mr. Adams will receive, in addition to payment of accrued salary and benefits through the date of termination of employment, a severance payment equal to the sum of (i) twenty-four months of his then applicable annual base salary; and (ii) the average of his last two annual cash bonuses, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years.

Lease Commitments

The Company moved its headquarters from Stamford, CT to White Plains NY in May 2010.  The lease for the office space in Stamford, CT ended May 31, 2010.  The Company’s current lease for its White Plains, NY headquarters expires on October 31, 2011.  Future minimum lease payments through the termination date totals $72.  Rent expense totaled $158 and $125 for the years ended June 30, 2009 and 2010, respectively.

The Company also has a month to month lease of office space in Davis, California. This facility houses our lab and research and development personnel.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

11.	INCOME TAXES

The (provision) benefit for income taxes was $0 for the fiscal years ended 2010, 2009 and 2008.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	June 30, 2009	June 30, 2010
Statutory federal tax (benefit) rate	(34%)	(34%)
State and local taxes, net of federal benefit	(6%)	-
Loss of state NOL carryover	-	6%
Other	-	1%
Valuation Allowance	40%	27%
Effective Tax Rate	0%	0%

        The tax effects of temporary differences that give rise to deferred tax assets consist of the following:

	June 30, 2009	June 30, 2010
Net Operating loss carry forwards - Federal	$9,654	$12,528
Net Operating loss carry forwards – State	760	129
Stock based compensation	1,343	2,400
Long-term assets	136	165
Other	188	226
Reserves and allowances	158	280
Total deferred assets	12,239	15,728
Valuation allowance	(12,239)	(15,728)
Net deferred tax assets	$0	$0

As of June 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $36,848 and $2,261 for federal and state tax purposes, respectively.  If not used, these carryforwards will expire between 2026 and 2030.

As discussed in footnote 10 the Company moved operations from Stamford, CT to White Plains, NY on May 25, 2010.  As a result of this move, the Company believes it will no longer have nexus within the state of Connecticut which would necessitate a filing requirement.  The Company plans to file a final return in the state of Connecticut as of June 30, 2010.  $25,630 of net operating losses apportioned to the state of Connecticut would no longer be available to the Company and a reduction of the corresponding deferred tax asset and valuation allowance was recorded.   In addition, this lowered the Company’s state and local tax effective tax rate because, prior to this move, Connecticut had the largest apportionment factor of any state.

As described in Note 3, the Company maintains a valuation allowance of $12,239 and $15,728 on its deferred tax assets as of June 30, 2009 and 2010, respectively.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets on a fully reserved basis.

Compensation expense attributable to non-qualified stock options granted gave rise to a temporary difference and are not tax  deductible by the Company for federal and state income tax purposes until these non-qualified stock options are no longer subject to a substantial risk of forfeiture.  When stock options are exercised, the Company does not receive any tax benefit and records the reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance.  Such reductions in deferred tax assets related to awards that were cancelled and exercised were $0 and $54 during the fiscal years ended 2009 and 2010.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

During the fiscal years ended 2008,  2009 and 2010, the Company did not have any ASC-740, formerly known as FIN 48, unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company has filed tax returns for fiscal years 2006 through 2009, which are currently open under the statute limitations for relevant federal and state jurisdictions.  The company is currently in the process of filing its tax return for fiscal 2010.

12.           RELATED PARTY TRANSACTIONS

In February 2008, the Company entered into an agreement with Inventek under which Inventek granted the Company a royalty-free license and exclusivity rights to market, sell and distribute cleaning products.
Inventek is owned by Yasmin Andrecola, whose husband Paul Andrecola, beneficially owns approximately 6.5% of the Company’s stock as of June 30, 2010.  Under the terms of the agreement, Inventek and the Company agreed to combine resources and work together collectively to formulate and manufacture products to be sold under the company’s brand names.  The Company purchased inventory from Inventek totaling $704 and $816 for the years ended June 30, 2009 and 2010, respectively.  As of June 30, 2009, the amount due to Inventek was $325.  As of June 30, 2010, there was a credit due from Inventek of $48.

In September 2008, the Company entered into a services agreement, as amended, with Marketiquette which is owned and operated by Jeffrey Loch, one of the Company’s directors, and Carol Loch, his wife. Carol Loch is the sole member of KeysKwest, LLC, which beneficially owns approximately 5.7% of the Company’s outstanding shares as of June 30, 2010. KeysKwest.  Under the terms of the services agreement the Company pays Marketiquette a monthly retainer of $36 as well as commissions from 5%-10% based on net sales it generates.  The commission depends on the customer’s class of trade with a declining maximum scale based on volume.  The Company paid Marketiquette a total of $819 and $546 for the years ended June 30, 2009 and 2010, respectively, which are included in selling, general and administrative expenses.  As of June 30, 2009 and June 30, 2010, amounts due to Marketiquette were $300 and $76, respectively.

In December 2008, the Company entered into a five-year worldwide distribution agreement for G-branded products with TTI. TTI beneficially owns approximately 23.1% of the Company’s outstanding shares as of June 30, 2010.  For the years ended June 30, 2009 and 2010, approximately 84% and 63% of the Company’s revenues, respectively, were earned from TTI.  As of June 30, 2009 and 2010 amounts due from TTI were $54 and $0, respectively.  As of June 30, 2009 and 2010 advances received from TTI for future sales of cleaning and performance products were $674 and $407, respectively.

As of June 30, 2010, the Company had an outstanding note, with accrued interest in the amount of $420 due to the Company’s President, Chief Operating Officer and director.  Interest accrues at the rate of 6% per annum and matures on April 1, 2011.

During the fiscal year ended June 30, 2010 the Company sold product to two customers in the amount of $44, of which these customers, in the aggregate, held less than 5% beneficial interest in the Company.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

13.	CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

The Company distributes performance and appearance products to the entire U.S. market.  The following customers represent the majority of the Company’s sales:

	June 30, 2009	June 30, 2010
Sales
TTI	84%	64%
ACE Hardware	12%	19%

Accounts Receivable
TTI	19%	-
ACE Hardware	57%	67%

Inventory and Accounts Payable

The Company purchases a significant amount of its inventories from Inventek, a related party.  The Company’s inventory on hand purchased from Inventek and accounts payable relative to Inventek are as follows:

	June 30, 2009	June 30, 2010
Inventory on hand
Inventek	$1,009	$941

Accounts Payable
Inventek	14%	-

Inventory purchased
Inventek	$704	$816

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

14.           SUBSEQUENT EVENT

On September 9, 2010, the Board of Directors of the Company appointed Greg Adams, chief financial officer of the Company, to the position of chief operating officer and Jeffrey Loch, a director of the Company, to the positions of president and chief marketing officer.  They will be succeeding Simon Higgs, who has resigned from all of his positions with the Company effective on September 15, 2010 to pursue other opportunities.  In addition to their new positions, Messrs. Adams and Loch will continue in their existing roles with the Company.

In connection with their appointments, on September 17, 2010, Messrs. Adams and Loch were granted stock options exercisable for 2,000,000 and 4,000,000 shares of the Company’s common stock, respectively, at an exercise price of $0.39 (the fair market value on the date of grant) per share which, subject to their continued employment with the Company, will vest ratably over the next three years.

The company is in the process of analyzing the impact of the share based compensation to the Company.

On September 17, 2010, the Company agreed to grant Mr. Marshall 6,000,000 options, immediately exercisable, in exchange for which he would agree to forfeit 6,000,000 shares of restricted shares that was previously issued to him.

The Company also agreed to grant him the option to purchase 4,000,000 shares of the Company’s common stock on January 5, 2011 in lieu of the 4,000,000 shares of restricted stock which was in accordance with his employment agreement.