Form 10-Q
period 2010-09-30
GREEN EARTH TECHNOLOGIES INC
filed 2010-11-15
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of November 15, 2010, the issuer had a total of 134,918,143 shares of common stock, $0.001 par value, outstanding.

i

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2010	September 30, 2010
Current assets:
Cash	$1,360	$405
Trade receivables, less allowance of $45 and $23	419	319
Inventories, net	1,788	1,521
Prepaid expenses and current assets	183	272
Total current assets	3,750	2,517

Property and equipment, net	82	75
Intangibles, net	1,670	1,579
	$5,502	$4,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,679	$1,554
Accrued expenses	1,093	1,142
Deferred revenue, related party	407	407
Notes payable, related party	200	160
Total current liabilities	3,379	3,263

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 140,018,153 and 134,918,153 shares issued and outstanding, as of June 30, 2010 and September 30, 2010	140	135
Additional paid-in capital	47,221	48,618
Accumulated deficit	(45,238)	(47,845)
Total stockholders' equity	2,123	908

	$5,502	$4,171

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (in thousands, except share data)

	Three Months Ended September 30,
	2009	2010
Net sales	425	$460

Operating expense:
Cost of sales (exclusive of depreciation and amortization which is shown below)	366	371
Selling, general and administrative expenses, including stock-based compensation of $911 and $1,042	2,626	2,596
Depreciation and amortization	136	98
	3,128	3,065

Loss from operations	(2,703)	(2,605)

Interest expense, net	(7)	(2)

Loss from operations before income taxes	(2,710)	(2,607)

Income tax	-	-

Net loss	(2,710)	$(2,607)

Basic and diluted loss per common share	(0.03)	$(0.02)

Basic and diluted weighted average common shares outstanding	85,779,725	139,798,588

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
 (in thousands)

			Additional	Common
	Common Stock		Paid	Stock	Accumulated
	Shares	mount	In Capital	Subscription	Deficit	Total
Balance at June 30, 2010	140,018	$140	$47,221	$-	$(45,238)	$2,123
Private placement of common stock	700	1	349	-	-	350
Share Exchange	(6,000)	(6)	6	-	-	-
Stock-based compensation expense	200	-	1,042	-	-	1,042
Net loss	-	-	-	-	(2,607)	(2,607)
Balance at September 30, 2010	134,918	$135	$48,618	$-	$(47,845)	$908

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC
CONDENSED CONSOILIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended September 30,
	2009	2010
Cash flows from operating activities
Net loss	$(2,710)	$(2,607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	136	98
Stock-based compensation expense	911	1,042
Allowance for accounts receivable	(3)	-
Increase in allowance for inventory	64	-
Changes in assets and liabilities:
Accounts receivable	117	100
Inventories	39	267
Prepaid expenses and other current assets	(11)	(89)
Accounts payable	(562)	(125)
Accrued expenses	238	49
Deferred revenue	321	-
Net Cash Used in Operating Activities	(1,460)	(1,265)

Cash flows from investing activities
Acquisition of equipment	(4)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	232	350
Deposit from common stock subscription	1,200	-
Proceeds from notes payable, related party	10	-
Repayment of notes payable	(124)	(40)

Net Cash Provided by Financing Activities	1,318	310

Net decrease in cash	(146)	(955)
Cash
Beginning of period	697	1,360
End of period	$551	$405

Interest payments	$-	$-
Income taxes paid	$-	$4

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business

Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Manufacturing, Inc., were each formed on August 7, 2007 under the laws of the state of Delaware (collectively, the “Company”).  The Company, markets, sells and distributes bio-degradable performance and cleaning products.  The Company’s product line crosses multiple industries including the automotive aftermarket, marine and outdoor power equipment markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit (except where noted), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2010 included in the Company’s
Annual Report on the Form 10K filed in September 2010.

Liquidity and Going Concern

Due to the Company’s limited capital, recurring losses and negative cash flows from operations, and the Company’s limited ability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,607 and net cash used in operations of $1,265 for the three months ended September 30, 2010 and has a working capital deficit of $746 and stockholders’ equity of $908. The Company has relied upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities in the past and there is no assurance that it will be able to do so in the future.

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The Company must increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company needs additional capital in order to enable it to continue to meet its financial obligations until it achieves profitability.  There can be no assurance that the Company will be able to raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have a substantial adverse effect on the Company’s business, operations and financial condition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the three months ended September 30, 2009 and 2010, shipping cost totaled $142 and $96, respectively.

Advertising and Promotional Costs – Advertising and promotion costs, which are included in selling, general and administrative expense, are expensed as incurred.  During the three months ended September 30, 2009 and 2010, advertising and promotion costs totaled $528 and $527, respectively.

Net Loss Per Share – Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive warrants and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options, warrants and restricted stock are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.  Anti-dilutive securities not included in net loss per share calculation for the quarters include:

	Three Months Ended September 30,
	2009	2010
Potentially dilutive securities:
Outstanding time-based stock options	6,436	19,874
Outstanding time-based restricted stock	4,000	4,000
Warrants	3,010	7,690

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Fair Value Measurements – Accounting standards have been issued which define fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The standard does not expand or require any new fair value measures; however its application may change current practice.

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

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

●
Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

●	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The Company’s other financial instruments at September 30, 2010 consist of accounts receivable, accounts payable and debt.  For the three months ended September 30, 2010, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable, accounts payable and related party debt approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

3.	INVENTORIES, NET

Inventories consist of the following:

	June 30, 2010	September 30, 2010
Raw materials	$1,377	$1,147
Finished goods	411	374
	$1,788	$1,521

Inventories are presented net of reserves of $770 and $622 at June 30, 2010 and September 30, 2010, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2010	September 30, 2010	Estimated Useful Lives
Purchased Technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	880	971
	$1,670	$1,579

Expected amortization of intangible assets is as follows:

2011	$273
2012	364
2013	364
2014	364
Thereafter	214
$1,579

Amortization expenses included in the caption “depreciation and amortization” totaled $121 and $91 for the three months September 30, 2009 and 2010, respectively.

5.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	June 30, 2010	September 30, 2010
Accrued payroll and taxes	$643	$684
Accrued interest, related party	220	222
Other	230	236
Total	$1,093	$1,142

6.	NOTES PAYABLE, RELATED PARTY

The note payable consists of a secured note, as amended dated December 28, 2007 which is held by the Company’s immediate former President and Chief Operating Officer, who resigned in September 2010.  Interest accrues at a rate of 6% per annum and is due on April 1, 2011.  As of June 30, 2010 and September 30, 2010, the balance due was $200 and $160, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

7.	STOCKHOLDERS EQUITY

Private Placements

From July 1, 2010 through September 30, 2010, the Company issued 700,000 shares of common stock for gross proceeds of $350 in private placement transactions.

Restricted Stock

The Company did not issue any restricted stock for the three months ended September 30, 2010.

Restricted stock expense for the the three months ended September 30, 2010 was $170.

As of September 30, 2010, there were 4,000,000 shares of unvested restricted stock outstanding and $227 of unrecognized compensation costs.  The Company expects to recognize these costs over the next four months.

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

Option activity for the three months ended September 30, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighte Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	8,436,250	$0.43	9.0 years
Granted	6,250,000	$0.39
Share Exchange	6,000,000	$0.39
Exercised	-0-
Forfeited and Cancelled	(812,500)	$0.49
Outstanding at September 30, 2010	19,873,750	$0.42	9.5 years	$268
Exercisable at September 30, 2010	7,874,491	$0.41	9.6 years

In September 2010, the Company’s board of directors approved option grants to the Company’s executive officers and a director.  The total numbers of shares granted were 6,250,000 and have an exercise price of $0.39 equal to the closing price per share of the Company’s common stock on September 16, 2010.

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at September 30, 2010.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:
	For the Period Ended September 30, 2009	For the Period Ended September 30, 2010
Average expected life (years)	6.0	6.0
Average risk free interest rate	3.5%	3.27%
Expected volatility	125%	225%
Expected dividend rate	0%	0%
Expected forfeiture rate	5%	5%

Stock option expense for the three months ended September 30, 2010 was $766.

As of September 30, 2010, there was $7,026 of unrecognized compensation cost. The Company expects to recognize these costs over the next 2.3 years.

At September 30, 2010, 126,250 shares are available for grant under the 2008 Plan.

Warrants

Warrant activity for the three months ended September 30, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighte Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	7,689,722	$0.28
Granted	-0-
Exercised	-0-
Outstanding and exercisable at September 30, 2010	7,689,722	$0.28	2.2 years	$756

Other Uses – Common Stock

In July 2010, the Company issued 200,000 shares to pay a consulting firm for services rendered.  The value of the shares in connection with this transaction totaled $106.

Share Exchange

In September 2010, the Company exchanged stock options covering 6,000,000 shares of the Company’s common stock, vesting immediately to the Company’s Chief Executive Officer upon his forfeiture of 6,000,000 restricted shares of the Company’s common stock previously issued to him.  The Company accounted for this exchange as a type I modification of a share-based award.  The Company assessed the fair value of the awards on the modification date and determined that no incremental value was present and therefore no additional compensation expense was recorded

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

8.	COMMITMENTS AND CONTINGENCIES

Mathew Zuckerman Litigation

On November 20, 2009, Mathew Zuckerman, the Company’s founder and a former director and executive officer, and other entities that he either controls or in which he claims a beneficial interest commenced an action against the Company in the Superior Court of California, County of Los Angeles.  On or about February 19, 2010, the Company successfully removed the case to the United States District Court for the Central District of California.   On June 16, 2010, the Company filed its amended counterclaims.  The trial is scheduled to begin March 15, 2011.  The parties are currently in the process of discovery.

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

There have been no other material developments in the legal proceedings previously disclosed in the Company’s Exchange Act Reports and there are no additional legal proceedings to report.

9.	RELATED PARTY TRANSACTIONS

In February 2008, the Company entered into an agreement with Inventek under which Inventek granted the Company a royalty-free license and exclusivity rights to market, sell and distribute cleaning products. Inventek is owned by Yasmin Andrecola, whose husband Paul Andrecola, beneficially owns approximately 6.7% of the Company’s stock as of September 30, 2010.  Under the terms of the agreement, Inventek and the Company agreed to combine resources and work together collectively to formulate and manufacture products to be sold under the company’s brand names.  The Company purchased inventory from Inventek totaling $0 and $168 for the three months September 30, 2009 and 2010, respectively.  As of June 30, 2010 and September 30, 2010, there was a receivable, included in prepaid expenses and current assets, due from Inventek for returned inventory of $48 and $42, respectively.

In July 2007, the Company entered into a services agreement, as amended, with Marketiquette which is owned and operated by Jeffrey Loch, the Company’s president, chief marketing officer and one of its directors, and Carol Loch, his wife.  Mr. Loch does not receive any regular cash compensation from the Company for his services as the Company’s president, chief marketing officer and director.  Carol Loch is the sole member of KeysKwest, LLC, which beneficially owns approximately 5.9% of the Company’s outstanding shares as of September 30, 2010.  Under the terms of the services agreement, the Company pays Marketiquette a monthly retainer of $36,000 as well as commissions from 5%-10% based on net sales it generates.  The commissions depend on the customer’s class of trade with a declining maximum scale based on volume.  Marketiquette uses the monthly retainer primarily for employees’ salaries, including four full-time and one part-time employee, and the commissions to primarily pay up to 100 of its sales representatives.   The Company paid Marketiquette a total of $152 and $133 for the three months ended September 30, 2009 and 2010, respectively, which are included in selling, general and administrative expenses.  As of June 30, 2010 and September 30, 2010, amounts due to Marketiquette were $76 and $95, respectively.

In December 2008, the Company entered into a five-year worldwide distribution agreement for G-branded products with TTI. TTI beneficially owns approximately 24% of the Company’s outstanding shares as of September 30, 2010.  For the three months September 30, 2009 and 2010, approximately 77% and 26% of the Company’s revenues, respectively, were earned from TTI.  As of June 30, 2010 and September 30, 2010, amounts due to TTI, included in accounts payable, were $234 and $255, respectively.  As of June 30, 2010 and September 30, 2010 advances received from TTI for future sales of cleaning and performance products was $407, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

10.	CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

The Company distributes performance and cleaning products to the entire U.S. market.  The following customers represent the majority of the Company’s sales:

	September 30, 2009	September 30, 2010
Sales
TTI	77%	41%
Ed Maxwell Sales	-	33%
ACE Hardware	13%	4%

	June 30, 2010	September 30, 2010
Accounts Receivable
Ed Maxwell Sales	-	47%
TTI	-	21%
ACE Hardware	67%	4%

Inventory

The Company purchases all of its cleaning products and some performance products from Inventek, a related party.  The Company’s inventory on hand purchased from Inventek is as follows:

	June 30, 2010	September 30, 2010
Inventory on hand
Inventek	$941	$851

Inventory purchased
Inventek	$816	$168

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

Our G-brand family of products includes G-OIL®, G-FUELTM, G-CLEAN™, G-GLASS™ and G-MARINE™.  These products are offered in a wide range of automotive, outdoor power equipment and marine categories, primarily performance and cleaning solutions. We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals. Our products are available at a number of national retail outlets and chain stores. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market and marine market.

In the second half of fiscal 2010, we focused on reformulating performance products and, therefore, had a limited inventory of those products to sell.  As a result, sales of our performance products were lower than they were during the first quarter in fiscal 2011.  We continue to develop proprietary formulations for other grades of lubricants and motor oils and are working with suppliers, additive companies and blending facilities to produce these products and others on a contract basis.  In addition, we reformulated our engine and motor oils to a higher more consistent standard and proved the performance of our oils via third party bench tests and in the American LeMans racing series.

In September 2010, we entered into a Product Production and Sales Agreement with the Delta Group. Under this agreement, the Delta Group agreed to produce and sell to us performance products based on the formulations and specifications that we provide.  The agreement has a three-year term and may be automatically renewed for additional one year terms. The Delta Group purchases all the raw materials, including the bio-base as well as the various additives and other ingredients, blends, bottles, tests, warehouses and ships the finished products to our customers. This relationship allows us to leverage the synergies and buying power of the Delta Group as well as its ability to provide ancillary supply chain services such as testing, bottling, packaging, warehousing and shipping. In addition, the Delta Group has the right to sell our performance products to its own customers either under our G-brand label or under the customers’ private label.

In July 2010, our OSC-1809 Surface Washing Agent was approved for listing on the Environmental Protection Agency’s National Oil and Hazardous Substance Pollution Contingency Plan Schedule, which means it can be used to help clean up oil spills.  During September 2010, we commenced shipment of our OSC-1809 Surface Washing Agent.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended September 30, 2009 and 2010

Our activities for the three months September 30, 2009 and 2010 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three months September 30, 2009 and 2010 are as follows:

	Three Months Ended September 30,
	2009	2010
Net sales	$425	$460
Loss from operations	$(2,703)	$(2,605)
Other expense	$(7)	$(2)
Net loss	$(2,710)	$(2,607)

Net Sales

Net sales for the three months ended September 30, 2009 was $425, primarily attributed to sales of 4-cycle oil, bar and chain lubricants, fuel stabilizer, 5W-30 motor oil and cleaning chemicals.  Net sales for the three months ended September 30, 2010 was $460, primarily attributed to sales of OSC-1809 surface washing agent, grill cleaner, 4-cycle oil, 5W-30 motor oil, bar and chain lubricants and cleaning chemicals. The increase in net sales from 2009 to 2010 is a result of our first shipments of OSC-1809 surface washing agent in September 2010, which was partially offset by delays in production of performance products.  We started shipping our reformulated performance products in September 2010.  We anticipate that future orders for our performance products from our major customers will result in an increase in sales.

Two customers, TTI and Ace Hardware, accounted for 77% and 13% of our net sales in the three months ended September 30, 2009, respectively.  Two customers, TTI and Ed Maxwell Sales, accounted for 41% and 33% of our net sales in the three months ended September 30, 2010, respectively.  Net sales for the three months ended September 30, 2009 and 2010 are comprised as follows

	Three Months Ended September 30,
	2009	2010
Performance products	$375	$128
Cleaning products	$50	$332
Total	$425	$460

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the three months September 30, 2009 and 2010 were approximately $366, and $371, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2009 to 2010 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses for the three months September 30, 2009 and 2010 include the following:

	Three Months Ended September 30,
	2009	2010
Salaries	$270	$234
Stock-based compensation	$911	$1,042
Selling, marketing, public relations and related	$671	$624
Development, product release and testing	$68	$120
Management and operating fees	$227	$174
Legal and professional	$229	$270
Occupancy, communications and all other, net	$250	$132
Total selling, general and administrative expenses	$2,626	$2,596

The decrease in salaries from fiscal 2009 to 2010 is due to the resignation of our former president and chief operating officer in September 2010.  The increase in stock-based compensation is primary due to the issuance of stock for consulting services rendered and an increase in the number of stock option grants in fiscal 2010 as compared to fiscal 2009.  The decrease in sales and marketing from fiscal 2009 to 2010 is primarily due to decreased promotion and shipping costs, partially offset by higher sponsorship fees of the racing team “Green Earth Team Gunnar” and the American Le Mans Series. The increase from fiscal 2009 to 2010 in development, product release and testing is primarily due to the initial independent testing fees to obtain the SN rating from the American Petroleum Institute (API) for our 5W-30 motor oil.  The decrease in management and operating fees from fiscal 2009 to 2010 is due to the termination of our agreement with Kwik Paint Products.  The increase in legal and professional fees is primarily due to higher legal fees in connection with the Zuckerman litigation, partially offset by lower audit fees.  The decrease in occupancy, communications and all other from 2009 to 2010 is primarily due to lower taxes, rent, travel, and telecommunication charges.

Depreciation and amortization

Depreciation and amortization expense for the three months September 30, 2009 and 2010 was approximately $136 and $98, respectively.  Depreciation charges totaled $15 and $7 for the three months September 30, 2009 and 2010, respectively.   The fiscal 2009 to 2010 decrease in depreciation expense is due to the write off of equipment.

Amortization expense for intangible assets totaled $121 and $91for the three months September 30, 2009 and 2010, respectively.  The fiscal 2009 to 2010 decrease in amortization expense is primarily due to the write off of certain intangible assets. The expense is excluded from cost of sales.

Interest expense, net

Net interest expense for the three months September 30, 2009 and 2010 was approximately $7 and $2, respectively.  Interest expense consists of interest due on notes payable to related parties. Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund. The decrease in interest expense is due to the re-payment of notes payable to related parties and a reduction of interest rates on these notes. Interest expense is currently accruing at approximately $3 per quarter.

Liquidity and Capital Resources

At June 30, 2010 and September 30, 2010, we had $1,360 and $405 in cash and an accumulated deficit of $45,238 and $47,841, respectively.  As June 30, 2010 we had working capital of $371.  As of September 30, 2010, we had a working capital deficit of $746.

Net cash used by operating activities was $1,460 and $1,265 for the three months September 30, 2009 and 2010, respectively. The decrease from 2009 to 2010 was primarily due to an increase in accounts payable, partially offset by payments made to vendors in the three months ended September 30, 2010.

Net cash provided in financing activities was $1,318 and $310 for the three months September 30, 2009 and 2010, respectively. The sequential decrease in financing activities is primarily due to lower cash receipts from private placement transactions. The net proceeds from our financing activities will be used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs. We cannot estimate at this time the cost of capital necessary to integrate our new supplier for our performance related products.  Nor have we determined if the funding will involve cash, debt or equity.

Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  During three months September 30, 2009 and 2010, our cash used for investing activities (capital requirements) was $4, and $0, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, sales and marketing, purchasing raw materials and packaging finished goods to fulfill orders.

We currently have no material commitments for capital expenditures.

Further, losses from operations are continuing subsequent to September 30, 2010 and we anticipate that we will continue to generate losses from operations in the near future.

Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Equity

From July 1, 2010 through September 30, 2010, we issued 700,000 shares of common stock for gross proceeds of $350 in private placement transactions and used 200,000 shares of our common stock, with a market value on the date of issuance equal to $106, to pay a consultant for services rendered.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2010; our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of September 30, 2010, we had an accumulated deficit of $47,845, with total stockholders’ equity of $908.  We had a working capital deficit of $746 at September 30, 2010

Since September 30, 2010, we have had discussions with existing and potential new investors regarding an investment in us.  Although we do not have any firm commitments, we intend to continue these discussions.  Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment or increase revenues.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

We have estimated we may require approximately $3.5 – $5.0 million of additional cash for fiscal year ending June 30, 2011.

Contractual Arrangements

Significant contractual obligations as of June 30, 2010 are as follows:

Type of Obligation	Total Obligation	Amount Due in Less than 1 year
Facility Lease	$146	$96

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Summary of Significant Accounting Policies and new Accounting Pronouncements

See note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements for a full description of recently issued accounting pronouncements, including date of adoption and effects on results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of our internal control over financial reporting as of September 30, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses related to our inventory in our internal control over financial reporting as of September 30, 2010.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2010, we identified material weaknesses related to our inventory processes and procedures.  During fiscal 2010 and in connection with the September 2010 third-party manufacturing agreement, inventory management will become more simplified and controlled.  By the second quarter of 2011 we expect that our enacted procedures (and new management agreement) will have fully remediated our prior material weaknesses.

Because of the material weaknesses disclosed in our Annual Report, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

There were no other changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than disclosed above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings or the December 2009 SEC subpoena previously disclosed in our Exchange Act Reports and there are no additional legal proceedings to report.

ITEM 1A.  RISK FACTORS

The following risk factors have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010.  Please refer to Item 1A in our Annual Report on Form 10-K for disclosures regarding other risks and uncertainties related to our business.

We have determined that there is a material weakness in our internal controls over financial reporting, which may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

As set forth in Item 4 of this report, in connection with our assessment of internal control over financial reporting for the period ended September 30, 2010, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010 due to material weaknesses in our financial reporting controls and our inventory controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We are in the process of implementing remediation efforts with respect to the material weaknesses noted.  However, despite these steps, we may experience reportable conditions and material weaknesses in the future, which may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that we will determine that our material weakness have been remedied by the end of our next reporting period.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of November 15, 2010, we had 134,918,143 shares of common stock issued and outstanding.  In addition, as of November 15, 2010, we had reserved an additional 31,689,722 shares for issuance as follows:

●	20,000,000 shares reserved for issuance under our stock option plan, of which 19,873,750 underlie outstanding options at September 30, 2010;
●	4,000,000 shares issuable to our chief executive officer under his employment agreement; and
●	7,689,722 shares underlying outstanding warrants.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

In July 2010, we issued (i) 700,000 shares of our common stock for gross proceeds of $350 in a private placement transaction and (ii) 200,000 shares of our common stock, with market value on the date of issuance equal to $106, to a consultant for services rendered. These issuances of were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), provided by Section 4(2) or 4(5) thereof for transactions by an issuer not involving any public offering.  The stock certificates evidencing these shares were imprinted with legends restricting transfer without an appropriate opinion of counsel.

In September 2010, stock options exercisable for 2,000,000, 4,000,000 and 150,000 shares of the Company’s common stock at an exercise price of $0.39 (the fair market value on the date of grant) per share were granted to Greg Adams, Jeffrey Loch and David Buicko, respectively, in connection with their respective appointments as chief operating officer, president and chief marketing officer and director.  These options were granted pursuant to our 2008 Stock Award and Incentive Plan, as amended, and are exempt from registration under Rule 701 promulgated by the Securities Act.

ITEM 6. – EXHIBITS

Exhibit Numbers	Description
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1
Certification of Chairman and Chief Executive Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN EARTH TECHNOLOGIES, INC.

Date: November 15, 2010	By:	/s/ William J. Marshall
Name: William J. Marshall
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Greg D. Adams
Name: Greg D. Adams
Title: Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)