Form 10-Q
period 2010-12-31
GREEN EARTH TECHNOLOGIES INC
filed 2011-02-14
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of February 14, 2011, the issuer had a total of 135,155,796 shares of common stock, $0.001 par value, outstanding.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2010	December 31, 2010
ASSETS
Current assets:
Cash	$1,360	$828
Trade receivables, less allowance of $45 and $23	419	266
Inventories, net	1,788	1,174
Prepaid expenses and current assets	183	94
Total current assets	3,750	2,362

Property and equipment, net	82	68
Intangibles, net	1,670	1,488
	$5,502	$3,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,679	$1,797
Accrued expenses	1,093	1,330
Deferred revenue, related party	407	1,206
Notes payable, related party	200	160
Total current liabilities	3,379	4,493

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 300,000,000 shares authorized, 140,018,153 and 135,155,796 shares issued and outstanding, as of June 30, 2010 and December 31, 2010	140	135
Additional paid-in capital	47,221	49,782
Accumulated deficit	(45,238)	(50,492)
Total stockholders' equity (deficit)	2,123	(575)
	$5,502	$3,918

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (in thousands, except per share and share data)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31	December 31	December 31	December 31
	2009	2010	2009	2010

Net sales	$440	$678	$866	$1,139

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	361	591	727	962
Selling, general and administrative expenses, including stock-based compensation of $910 $1,098, $1,820 and $2,140, respectively	2,026	2,633	4,654	5,230
Impairment of supplier assets	1,303	-	1,303	-
Depreciation and amortization	107	99	242	197
	3,797	3,323	6,926	6,389

Loss from operations	(3,357)	(2,645)	(6,060)	(5,250)

Interest expense, net	(6)	(2)	(13)	(4)

Net loss	$(3,363)	$(2,647)	$(6,073)	$(5,254)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	111,289,328	135,034,391	98,534,527	137,383,881

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)
 (in thousands)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2010	140,018	$140	$47,221	$(45,238)	$2,123

Private placement of common stock	938	1	415	-	416

Share Exchange	(6,000)	(6)	6	-	-

Stock-based compensation expense	200	-	2,140	-	2,140

Net loss	-	-	-	(5,254)	(5,254)

Balance at December 31, 2010	135,156	$135	$49,782	$(50,492)	$(575)

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC
CONDENSED CONSOILIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended December 31,
	2009	2010
Cash flows from operating activities
Net loss	$(6,073)	$(5,254)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	242	197
Stock-based compensation expense	1,820	2,140
Allowance for accounts receivable	(55)	-
Increase in allowance for inventory	64	-
Impairment of supplier assets	1,303	-
Changes in assets and liabilities:
Accounts receivable	220	153
Inventories	(210)	614
Prepaid expenses and other current assets	96	89
Accounts payable	(1,088)	118
Accrued expenses	246	236
Deferred revenue	(29)	799

Net Cash Used in Operating Activities	(3,464)	(908)

Cash flows from investing activities
Acquisition of equipment	(21)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,858	416
Proceeds from notes payable, related party	10	-
Repayment of notes payable	(150)	(40)

Net Cash Provided by Financing Activities	3,718	376

Net decrease in cash	233	(532)
Cash
Beginning of period	697	1,360
End of period	$930	$828

Interest payments	$-	$-
Income taxes paid	$-	$7

Supplemental information from non-cash investing and financing activities	$1,600	$-

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

Liquidity and Going Concern

Due to the Company’s limited capital, recurring losses and negative cash flows from operations, and the Company’s limited ability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming that the Company will continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,254 and net cash used in operations of $908 for the six months ended December 31, 2010 and had a working capital deficit of $2,131 and stockholders’ deficit of $575 at December 31, 2010.  The Company has relied upon cash from financing activities and advances from a related party to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities in the past and there is no assurance that it will be able to do so in the future.

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

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the quarters ended December 31, 2009 and 2010 shipping costs totaled $73 and $41, respectively. During the six months ended December 31, 2009 and 2010, shipping costs totaled $215 and $138, respectively.

Advertising and Promotional Costs – Advertising and promotion costs, which are included in selling, general and administrative expense, are expensed as incurred.  During the quarters ended December 31, 2009 and 2010 advertising and promotion costs totaled $271 and $544, respectively. During the six months ended December 31, 2009 and 2010, advertising and promotion costs totaled $798 and $1,072, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Potentially dilutive securities:
Outstanding time-based stock options	6,436	24,259	6,436	24,259
Outstanding time-based restricted stock	4,000	-	4,000	-
Warrants	3,910	7,690	3,910	7,690

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

The Company’s other financial instruments at December 31, 2010 consist of accounts receivable, accounts payable and debt.  For the six months ended December 31, 2010, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable, accounts payable and related party debt approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

3.	INVENTORIES, NET

Inventories consist of the following:

	June 30, 2010	December 31, 2010
Raw materials	$1,377	$866
Finished goods	411	308
	$1,788	$1,174

Inventories are presented net of reserves of $770 and $613 at June 30, 2010 and December 31, 2010, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

4.	INTANGIBLE ASSETS Intangible assets consist of the following:

	June 30, 2010	December 31, 2010	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	880	1,062
	$1,670	$1,488

Expected amortization of intangible assets is as follows:

2011	$182
2012	364
2013	364
2014	364
Thereafter	214
$1,488

Amortization expenses included in the caption “depreciation and amortization” totaled $92 and $91 for three months ended December 31, 2009 and 2010, respectively, and $213 and $182 for the six months ended December 31, 2009 and 2010, respectively.

5.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2010
Accrued payroll and taxes	$643	$666
Accrued interest, related party	220	225
Other	230	439
Total	$1,093	$1,330

6.	NOTES PAYABLE, RELATED PARTY

The note payable consists of a secured note dated December 28, 2007, as amended which is held by a former director and officer of the Company.  Interest accrues at a rate of 6% per annum and is due on April 1, 2011.  As of June 30, 2010 and December 31, 2010, the balance due was $200 and $160, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

7.	STOCKHOLDERS EQUITY

Authorized Shares

On December 7, 2010 at the Company’s annual meeting of stockholders, the shares authorized were increased from 200,000,000 to 300,000,000.

Private Placements

From July 1, 2010 through December 31, 2010, the Company issued 938,000 shares of common stock for gross proceeds of $416 in private placement transactions.

Restricted Stock

The Company did not issue any restricted stock for the six months ended December 31, 2010.

In December 2010, the Company granted stock options covering 4,000,000 shares of the Company’s common stock, vesting on January 5, 2011 to the Company’s Chief Executive Officer upon his forfeiture of 4,000,000 unvested restricted shares of the Company’s common stock that was due to him.  The Company accounted for this exchange as a type I modification of a share-based award.  The Company assessed the fair value of the awards on the modification date and determined that no incremental value was present and therefore no additional compensation expense was recorded.

Stock Options

The 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”) made 20,000,000 shares of common stock available for future equity awards. On December 7, 2010 at the Company’s annual meeting of stockholders, the amount of common stock available for future equity awards was increased from 20,000,000 to 40,000,000 shares. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.

Option activity for the six months ended December 31, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	8,436,250	$0.43	9.0 years
Granted	10,635,000	$0.36
Share Exchange	6,000,000	$0.39
Exercised	-0-
Forfeited and Cancelled	(812,500)	$0.49
Outstanding at December 31, 2010	24,258,750	$0.39	9.4 years	$371
Exercisable at December 31, 2010	7,874,583	$0.41	9.4 years	$8

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2010.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Period Ended December 31, 2009	For the Period Ended December 31, 2010
Average expected life (years)	6.0	6.0
Average risk free interest rate	3.5%	3.3%
Expected volatility	125%	228%
Expected dividend rate	0%	0%
Expected forfeiture rate	5%	5%

Stock option expense for the six months ended December 31, 2010 was $2,034.

As of December 31, 2010, there was $6,200 of unrecognized compensation cost. The Company expects to recognize these costs over the next 2.1 years.

At December 31, 2010, 15,741,250 shares are available for grant under the 2008 Plan.

Warrants

Warrant activity for the three months ended December 31, 2010 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	7,689,722	$0.28
Granted	-0-
Exercised	-0-
Outstanding and exercisable at December 31, 2010	7,689,722	$0.28	2.0 years	$677

Other Uses – Common Stock

In July 2010, the Company issued 200,000 shares to pay a consulting firm for services rendered.  The value of the shares in connection with this transaction totaled $106.

Share Exchange

In September 2010, the Company exchanged stock options covering 6,000,000 shares of the Company’s common stock, vesting immediately to the Company’s Chief Executive Officer upon his forfeiture of 6,000,000 restricted shares of the Company’s common stock previously issued to him.  The Company accounted for this exchange as a type I modification of a share-based award.  The Company assessed the fair value of the awards on the modification date and determined that no incremental value was present and therefore no additional compensation expense was recorded.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

8.
COMMITMENTS AND CONTINGENCIES

Mathew Zuckerman Litigation

On November 20, 2009, Mathew Zuckerman, the Company’s co-founder and a former director and executive officer, and other entities that he either controls or in which he claims a beneficial interest (collectively, “Plaintiffs”) commenced an action against the Company in the Superior Court of California, County of Los Angeles.  On or about February 19, 2010, the Company successfully had the action removed to the United States District Court for the Central District of California (Case No. CV 10-1240 PA (FFMx)).  On June 16, 2010, the Company filed its amended counterclaims with the federal district court.

On December 6, 2010 Plaintiffs filed a motion for partial Summary Judgment.  By order dated January 10, 2011, the Court (i) denied Plaintiffs' Motion for Summary Judgment with respect to Plaintiffs' claims and (ii) partially denied Plaintiffs' motion for summary judgment with respect to the Company's counterclaims. The Court denied Plaintiffs’ motion to dismiss the Company's counterclaims for fraud, breach of fiduciary duty, breach of Mr. Zuckerman's employment agreement with the Company, and corporate waste.  As of January 3, 2011, the discovery stage of the proceedings is completed.  The trial is scheduled to begin March 15, 2011.

Although the Company believes that Plaintiffs' claims are without merit and that it will prevail on its remaining counterclaims, at this time, the Company is not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, the Company has not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

There have been no other material developments in the legal proceedings previously disclosed in the Company’s Exchange Act Reports and there are no additional legal proceedings to report.

9.
RELATED PARTY TRANSACTIONS

In February 2008, the Company entered into an agreement with Inventek under which Inventek granted the Company a royalty-free license and exclusivity rights to market, sell and distribute cleaning products. Inventek is owned by Yasmin Andrecola, whose husband Paul Andrecola, beneficially owns approximately 6.7% of the Company’s stock as of December 31, 2010.  Under the terms of the agreement, Inventek and the Company agreed to combine resources and work together collectively to formulate and manufacture products to be sold under the Company’s brand names.  The Company purchased inventory from Inventek totaling $193 and $154 for the six months ended December 31, 2009 and 2010, respectively.  As of June 30, 2010 and December 31, 2010, there was a receivable, included in prepaid expenses and current assets, due from Inventek for returned inventory of $48 and $19, respectively.

In July 2007, the Company entered into a services agreement, as amended, with Marketiquette which is owned and operated by Jeffrey Loch, the Company’s President, Chief Marketing Officer and one of its directors, and Carol Loch, his wife.  Mr. Loch does not receive any regular cash compensation from the Company for his services as the Company’s President, Chief Marketing Officer and director.  Carol Loch is the sole member of KeysKwest, LLC, which beneficially owns approximately 8.6% of the Company’s outstanding shares as of December 31, 2010.  Under the terms of the services agreement, the Company pays Marketiquette a monthly retainer of $36,000 as well as commissions from 5%-10% based on net sales it generates.  The commissions depend on the customer’s class of trade with a declining maximum scale based on volume.  Marketiquette uses the monthly retainer primarily for employees’ salaries, including four full-time and one part-time employee, and the commissions to primarily pay up to 100 of its sales representatives.   The Company paid Marketiquette a total of $124 and $143 for the three months ended December 31, 2009 and 2010, respectively and a total of $277 and $276 for the six months ended December 31, 2009 and 2010, respectively, which are included in selling, general and administrative expenses.  As of June 30, 2010 and December 31, 2010, amounts due to Marketiquette were $76 and $56, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

In December 2008, the Company entered into a five-year worldwide distribution agreement for G-branded products with Techtronics Industries, Inc. (“TTI”). TTI beneficially owns approximately 23.9% of the Company’s outstanding shares as of December 31, 2010.  For three months ended December 31, 2009 and 2010, approximately 86% and 75% of the Company’s revenues, respectively, were earned from TTI and for the six months ending December 31, 2009 and 2010, approximately 81% and 61% of the Company’s revenues, respectively were earned from TTI.  As of June 30, 2010 and December 31, 2010 amounts due from TTI were $0 and $19, respectively.  As of June 30, 2010 and December 31, 2010, amounts due to TTI, included in accounts payable, were $234 and $235, respectively.  As of June 30, 2010 and December 31, 2010 advances received from TTI for future sales of cleaning and performance products was $407 and $1,206, respectively.

10.
CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

The Company distributes performance and cleaning products to the entire U.S. market.  The following customers represent the majority of the Company’s sales:

	December 31, 2009	December 31, 2010
Sales
TTI	81%	61%
Ed Maxwell Sales	-	14%

	June 30, 2010	December 31, 2010
Accounts Receivable
Ed Maxwell Sales	-	61%
TTI	-	7%
Ace Hardware	67%	4%

Inventory The Company purchases all of its cleaning products and some performance products from Inventek, a related party. The Company’s inventory on hand purchased from Inventek is as follows:

	June 30, 2010	December 31, 2010
Inventory on hand
Inventek	$941	$949

Inventory purchased
Inventek	$816	$154

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

Overview of our Business

We market, sell and distribute an array of branded, environmentally-friendly, bio-based performance and cleaning products to the automotive, outdoor power equipment, marine and environmental remediation markets.  The “green” base of our performance products is comprised of animal fats and plant oils, while our cleaning and oil spill response products use plant and vegetable oils.  This biodegradable green base replaces traditional petroleum and chemical derived bases typically used to make motor oils, cleaning solutions and other consumer products without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment.

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

In September 2010, we entered into a Product Production and Sales Agreement with the Delta Group. Under this agreement, the Delta Group agreed to produce and sell to us performance products based on the formulations and specifications that we provide.  The agreement has a three-year term and may be automatically renewed for an unlimited number of additional one-year terms unless either party elects to terminate the agreement.  The Delta Group purchases all the raw materials, including the bio-base as well as the various additives and other ingredients, blends, bottles, tests, warehouses and ships the finished products to our customers. This relationship allows us to leverage the synergies and buying power of the Delta Group as well as its ability to provide ancillary supply chain services such as testing, bottling, packaging, warehousing and shipping. In addition, the Delta Group has the right to sell our performance products to its own customers either under our G-brand label or under the customers’ private label.

In July 2010, our OSC-1809 Surface Washing Agent was approved for listing on the Environmental Protection Agency’s National Oil and Hazardous Substance Pollution Contingency Plan Schedule, which means it can be used to help clean up oil spills.  During September 2010, we commenced shipping of our OSC-1809 Surface Washing Agent.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended December 31, 2009 and 2010

Our activities for the three months ended December 31, 2009 and 2010 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three months ended December 31, 2009 and 2010 are as follows:

	Three Months Ended December 31,
	2009	2010

Net sales	$440	$678
Loss from operations	$(3,357)	$(2,645)
Other expense	$(6)	$(2)
Net loss	$(3,363)	$(2,647)

Net Sales

Net sales for the three months ended December 31, 2009 was $440, primarily attributed to sales of our biodegradable charcoal lighter fluid, grill & surface cleaner, fuel stabilizer and 4-cycle oil.  Net sales for the three months ended December 31, 2010 was $678, primarily attributed to sales of 4-cycle oil, 5W-30 motor oil and grill cleaner. The increase in net sales from 2009 to 2010 is a result of higher shipments of our 4-cycle oil, which was partially offset by delays in production of certain performance products.  We started shipping our reformulated performance products in September 2010.  We anticipate that future orders for our performance products from our major customers will result in an increase in sales.

Techtronics Industries, Inc. (“TTI”), our largest customer, accounted for 86% and 75% of our net sales in the three months ended December 31, 2009 and 2010, respectively.  Net sales for the three months ended December 31, 2009 and 2010 are comprised as follows:

	Three Months Ended December 31,
	2009	2010

Performance products	$308	$623
Cleaning products	$132	$55
Total	$440	$678

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our strategic partners.  Cost of sales (exclusive of depreciation and amortization) for the three months December 31, 2009 and 2010 were approximately $361, and $591, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2009 to 2010 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses for the three months ended December 31, 2009 and 2010 include the following:

	Three Months Ended December 31,
	2009	2010

Salaries	$242	$203
Stock-based compensation	$910	$1,098
Selling, marketing, public relations and related	$344	$586
Development, product release and testing	$39	$161
Management and operating fees	$166	$26
Legal and professional	$165	$398
Occupancy, communications and all other, net	$160	$161
Total selling, general and administrative expenses	$2,026	$2,633

The decrease in salaries from fiscal 2009 to 2010 is due to the resignation of our former president and chief operating officer in September 2010.  The increase in stock-based compensation is primary due to an increase in the number of stock option grants in fiscal 2010 as compared to fiscal 2009.  The increase in sales and marketing from fiscal 2009 to 2010 is primarily due higher sponsorship fees of the racing team “Green Earth Team Gunnar” and the American Le Mans Series. The increase from fiscal 2009 to 2010 in development, product release and testing is primarily due to the initial independent testing fees to obtain the SN rating from the American Petroleum Institute (API) for our 5W-30 motor oil.  The decrease in management and operating fees from fiscal 2009 to 2010 is due to the termination of our agreement with Kwik Paint Products.  The increase in legal and professional fees is primarily due to higher legal fees in connection with the Zuckerman litigation, partially offset by lower audit fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended December 31, 2009 and 2010 was approximately $107 and $99, respectively.  Depreciation charges totaled $15 and $8 for the three months ended December 31, 2009 and 2010, respectively.

Amortization expense for intangible assets totaled $92 and $91 for the three months ended December 31, 2009 and 2010, respectively.  The expense is excluded from cost of sales.

Interest expense, net

Net interest expense for the three months ended December 31, 2009 and 2010 was approximately $6 and $2, respectively.  Interest expense consists of interest due on notes payable to related parties. Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund. The decrease in interest expense is due to the re-payment of notes payable to related parties.  Interest expense is currently accruing at approximately $2 per quarter.

Six Months Ended December 31, 2009 and 2010

Our activities for the six months ended December 31, 2009 and 2010 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the six months ended December 31, 2009 and 2010 are as follows:

	Six months Ended December 31,
	2009	2010

Net sales	$866	$1,139
Loss from operations	$(6,060)	$(5,250)
Other expense	$(13)	$(4)
Net loss	$(6,073)	$(5,254)

Net Sales

Net sales for the six months ended December 31, 2009 was $866, primarily attributed to sales of charcoal starter fluid, 4-cycle oil, bar and chain lubricants, fuel stabilizer and 5W-30 motor oil and cleaning chemicals including grill & surface cleaners. Net sales for the six months ended December 31, 2010 was $1,139, primarily attributed to sales of 4-cycle oil, OSC-1809 surface washing agent, grill cleaner, 5W-30 motor oil, and bar and chain lubricants.  The increase in net sales from 2009 to 2010 is a result of higher shipments of our 4-cycle oil our first shipments of OSC-1809 surface washing agent in September 2010, which was partially offset by delays in production of certain performance products.  We started shipping our reformulated performance products in September 2010.  We anticipate that future orders for our performance products from our major customers will result in an increase in sales.

TTI accounted for 81% of our net sales in the six months ended December 31, 2009.  Two customers, TTI and Ed Maxwell Sales, accounted for 61% and 14% of our net sales in the six months ended December 31, 2010, respectively.  Net sales for the six months ended December 31, 2009 and 2010 are comprised as follows:

	Six months Ended December 31,
	2009	2010

Performance products	$684	$752
Cleaning products	$182	$387
Total	$866	$1,139

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates.  Cost of sales (exclusive of depreciation and amortization) for the six months ended December 31, 2009 and 2010 were approximately $727, and $962, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2009 to 2010 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses for the six months ended December 31, 2009 and 2010 include the following:

	Six months Ended December 31,
	2009	2010

Salaries	$512	$438
Stock-based compensation	$1,820	$2,140
Selling, marketing, public relations and related	$1,013	$1,209
Development, product release and testing	$107	$280
Management and operating fees	$393	$199
Legal and professional	$395	$669
Occupancy, communications and all other, net	$414	$295
Total selling, general and administrative expenses	$4,654	$5,230

The decrease in salaries from fiscal 2009 to 2010 is primarily due to the resignation of our former President and Chief Operating Officer in September 2010.  The increase in stock-based compensation is primary due to the issuance of stock for consulting services rendered and an increase in the number of stock option grants in fiscal 2010 as compared to fiscal 2009.  The increase in sales and marketing from fiscal 2009 to 2010 is primarily due to higher sponsorship fees of the racing team “Green Earth Team Gunnar” and the American Le Mans Series, partially offset by decreased promotion and shipping costs.  The increase from fiscal 2009 to 2010 in development, product release and testing is primarily due to the initial independent testing fees to obtain the SN rating from the American Petroleum Institute (API) for our 5W-30 motor oil.  The decrease in management and operating fees from fiscal 2009 to 2010 is due to the termination of our agreement with Kwik Paint Products.  The increase in legal and professional fees is primarily due to higher legal fees in connection with the Zuckerman litigation, partially offset by lower audit fees.  The decrease in occupancy, communications and all other from 2009 to 2010 is primarily due to lower taxes, rent, travel, and telecommunication charges.

Depreciation and amortization

Depreciation and amortization expense for the six months ended December 31, 2009 and 2010 was approximately $242 and $197, respectively.  Depreciation charges totaled $29 and $15 for the six months ended December 31, 2009 and 2010, respectively.

Amortization expense for intangible assets totaled $213 and $182 for the six months ended December 31, 2009 and 2010, respectively.  The fiscal 2009 to 2010 decrease in amortization expense is primarily due to the impairment of certain intangible assets. The expense is excluded from cost of sales.

Interest expense, net

Net interest expense for the six months ended December 31, 2009 and 2010 was approximately $13 and $4, respectively.  Interest expense consists of interest due on notes payable to related parties. Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund. The decrease in interest expense is due to the re-payment of notes payable to related parties.  Interest expense is currently accruing at approximately $2 per quarter.

Liquidity and Capital Resources

At June 30, 2010 and December 31, 2010, we had $1,360 and $828 in cash and an accumulated deficit of $45,238 and $50,492, respectively.  As June 30, 2010 we had working capital of $371.  As of December 31, 2010, we had a working capital deficit of $2,131.

Net cash used in operating activities was $3,464 and $908 for the six months ended December 31, 2009 and 2010, respectively. The decrease from 2009 to 2010 was primarily due to an increase in accounts payable, partially offset by payments made to vendors in the six months ended December 31, 2010.

Net cash provided by financing activities was $3,718 and $376 for the six months ended December 31, 2009 and 2010, respectively. The sequential decrease in financing activities is primarily due to lower cash receipts from private placement transactions. The net proceeds from our financing activities will be used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  During the six months ended December 31, 2009 and 2010, our cash used for investing activities (capital requirements) was $21, and $0, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, advertising and packaging finished goods to fulfill orders.

We currently have no material commitments for capital expenditures.

Further, losses from operations are continuing subsequent to December 31, 2010 and we anticipate that we will continue to generate losses from operations in the near future.

Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Equity

From July 1, 2010 through December 31, 2010, we issued 938,000 shares of common stock for gross proceeds of $416 in private placement transactions and issued 200,000 shares of our common stock, with a market value on the date of issuance equal to $106, to pay a consultant for services rendered.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of December 31, 2010, we had an accumulated deficit of $50,492, with a total stockholders’ deficit of $575.  We had a working capital deficit of $2,131 at December 31, 2010

Since December 31, 2010, we have had discussions with existing and potential new investors.  Although we do not have any firm commitments from potential investors, we intend to continue these discussions.  Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment or increase revenues.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

We have estimated we may require approximately $2.5 – $4.0 million of additional cash for fiscal year ending June 30, 2011.

Contractual Arrangements

Significant contractual obligations as of December 31, 2010 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$118	$87

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of our internal control over financial reporting as of December 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2010, in connection with the assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses related to our inventory processes and procedures.  During fiscal 2010 and in connection with the September 2010 third-party manufacturing agreement, inventory management has been simplified and additional controls have been added.  During second quarter of fiscal 2011, we enacted our new procedures and have fully remediated our prior material weaknesses.

We have concluded that we did maintain effective internal control over financial reporting as of December 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

There were no other changes in our internal controls over financial reporting that occurred during the six months ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than disclosed above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 20, 2009, Mathew Zuckerman, our co-founder and a former director and executive officer, and other entities that he either controls or in which he claims a beneficial interest (collectively, “Plaintiffs”) commenced an action against us in the Superior Court of California, County of Los Angeles.  On or about February 19, 2010, we successfully had the action removed to the United States District Court for the Central District of California (Case No. CV 10-1240 PA (FFMx)).  On June 16, 2010, we filed amended counterclaims with the federal district court.

On December 6, 2010 Plaintiffs filed a motion for partial Summary Judgment.  By order dated   January 10, 2011, the Court (i) denied Plaintiffs' Motion for Summary Judgment with respect to Plaintiffs' claims and (ii) partially denied Plaintiffs' motion for summary judgment with respect to our counterclaims.  The Court denied Plaintiffs’ motion to dismiss our counterclaims for fraud, breach of fiduciary duty, breach of Mr. Zuckerman's employment agreement with us, and corporate waste.  As of January 3, 2011, the discovery stage of the proceedings is completed.  The trial is scheduled to begin March 15, 2011.

Although we believe that Plaintiffs' claims are without merit and that we will prevail on our remaining counterclaims, at this time, we are not in a position to predict or assess the likely outcome of these proceedings.  Accordingly, we have not reserved for any future loss that may arise as a result of an adverse outcome in this litigation.

There have been no other material developments in the legal proceedings previously disclosed in our Exchange Act Reports and there are no additional legal proceedings to report.

ITEM 1A.  RISK FACTORS

The following risk factor has been updated with respect to results from the period covered by this report. Other than below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the year ended June 30, 2010.  Please refer to Item 1A in our Annual Report on Form 10-K for disclosures regarding other risks and uncertainties related to our business.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of February 14, 2011, we had 135,155,796 shares of common stock issued and outstanding.  In addition, as of February 14, 2011, we had reserved an additional 47,689,722 shares for issuance as follows:

●	40,000,000 shares reserved for issuance under our stock option plan, of which 24,258,750 underlie outstanding options at December 31, 2010;
●	7,689,722 shares underlying outstanding warrants.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (ALL DOLLAR AMOUNTS ARE IN  THOUSANDS)

In November 2010, we issued (i) 238,000 shares of our common stock for gross proceeds of $66 in a private placement transaction.  These issuances of were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), provided by Section 4(2) or 4(5) thereof for transactions by an issuer not involving any public offering.  The stock certificates evidencing these shares were imprinted with legends restricting transfer without an appropriate opinion of counsel.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: February 14, 2011	By:	/s/ William J. Marshall
	Name:	William J. Marshall
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Greg D. Adams
	Name:	Greg D. Adams
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)