Form 10-Q
period 2011-03-31
GREEN EARTH TECHNOLOGIES INC
filed 2011-05-12
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2011

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

As of May 12, 2011, the issuer had a total of 148,855,096 shares of common stock, $0.001 par value, outstanding.

PART I.    FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 30, 2010	March 31, 2011
ASSETS
Current assets:
Cash	$1,360	$1,594
Trade receivables, less allowance of $45 and $30	419	1,070
Inventories	1,788	1,039
Prepaid expenses and other current assets	183	373
Total current assets	3,750	4,076

Property and equipment, net	82	63
Intangibles, net	1,670	1,396
	$5,502	$5,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,679	$3,518
Accrued expenses	1,093	1,302
Deferred revenue, related party	407	578
Notes payable	200	140
Total current liabilities	3,379	5,538

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 300,000,000 shares authorized, 140,018,153 and 148,855,096 shares issued and outstanding	140	149
Additional paid-in capital	47,221	54,371
Accumulated deficit	(45,238)	(54,523)
Total stockholders' equity (deficit)	2,123	(3)
	$5,502	$5,535

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (in thousands, except per share and share data)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31	March 31	March 31	March 31
	2010	2011	2010	2011

Net sales	$646	$2,577	$1,512	$3,716

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	541	2,099	1,269	3,061
Selling, general and administrative expenses, including stock-based compensation of $923 $1,001, $2,743 and $3,141, respectively	2,884	2,344	7,430	7,116
Impairment of supplier assets	243	-	1,546	-

Depreciation and amortization	96	96	338	293
	3,764	4,539	10,583	10,470

Loss from operations	(3,118)	(1,962)	(9,071)	(6,754)

Settlement and legal charges	(143)	(2,067)	(251)	(2,525)
Interest expense, net	(23)	(2)	(35)	(6)

Net loss	$(3,284)	$(4,031)	$(9,357)	$(9,285)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.07)

Basic and diluted weighted average shares outstanding	127,246,671	137,954,221	107,965,523	137,571,219

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
 (in thousands, except share data)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2010	140,018,153	$140	$47,221	$(45,238)	$2,123
Private placement of common stock	10,562,643	11	2,330	-	2,341
Share exchange	(6,000,000)	(6)	6	-	-
Commitment shares for financing	574,300	1	241	-	242
Shares issued in settlement of Zuckerman litigation	3,500,000	3	1,432		1,435
Stock-based compensation expense	200,000	-	3,141	-	3,141
Net loss	-	-	-	(9,285)	(9,285)
Balance at March 31, 2011	148,855,096	$149	$54,371	$(54,523)	$(3)

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended March 31,
	2010	2011
Cash flows from operating activities
Net loss	$(9,357)	$(9,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338	293
Shares issued in settlement of Zuckerman litigation	-	1,435
Stock-based compensation expense	2,743	3,141
Allowance for accounts receivable	-	7
Impairment of intangibles	20	-
Impairment of supplier assets	1,546	-
Changes in assets and liabilities:
Accounts receivable	25	(658)
Inventories	(173)	749
Prepaid expenses and other current assets	29	52
Accounts payable	(623)	1,839
Accrued expenses	236	209
Deferred revenue	(268)	171
Net Cash Used in Operating Activities	(5,484)	(2,047)

Cash flows from investing activities
Acquisition of equipment	(21)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	7,408	2,341
Proceeds from notes payable, related party	10	-
Repayment of notes payable	(424)	(60)

Net Cash Provided by Financing Activities	6,994	2,281

Net increase in cash	1,489	234
Cash - Beginning of period	697	1,360
Cash - End of period	$2,186	$1,594

Supplemental cash flow disclosures
Interest payments	$-	$-
Income taxes paid	$-	$6

Supplemental information from non-cash investing and financing activities

Conversion of debt to equity	$1,600	$-
Commitment shares for financing activity	$-	$242

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business

Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Manufacturing, Inc., were formed on August 7, 2007 under the laws of the state of Delaware (collectively, the “Company”).  The Company, markets, sells and distributes bio-degradable performance and cleaning products.  The Company’s product line crosses multiple industries including the automotive aftermarket, marine and outdoor power equipment markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10K filed in September 2010.

Significant Accounting Policies

There have been no material changes during 2011 in the Company’s significant accounting policies to those  previously disclosed in the 2010 Form 10-K.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $9,285 and net cash used in operations of $2,047 for the nine months ended March 31, 2011 and had a working capital deficit of $1,462 and stockholders’ deficit of $3 at March 31, 2011.  The Company has relied upon cash from financing activities and advances from a related party to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities in the past and there is no assurance that it will be able to do so in the future.

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

2.	SETTLEMENT AND LEGAL CHARGES

The Company was the party defendant in action titled Mathew Zuckerman et. al. v. Green Earth Technologies, Inc. et. al. (the “Zuckerman Case”), filed in November 2009.  On March 30, 2011, the United States District Court for the Central District of California issued an order settling the Zuckerman Case. Pursuant to the terms of the settlement, the Company paid the plaintiffs the sum of $100 and issued 3,500,000 shares of its common stock to the plaintiffs.  The Company recorded a charge of $1,435 related to the shares based on a closing price of $0.41 on the date of issuance.  In connection with the Zuckerman Case, the Company incurred legal charges of $143 and $532 for the quarters ended March 31, 2010 and 2011, respectively, and $251 and $990 for the nine months ended March 31, 2010 and 2011, respectively.

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2010	March 31, 2011
Raw materials	$1,377	$620
Finished goods	411	419
	$1,788	$1,039

Inventories are presented net of reserves of $770 and $557 at June 30, 2010 and March 31, 2011, respectively.

4.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	June 30, 2010	March 31, 2011
Accrued payroll and taxes	$643	$657
Accrued interest	220	227
Accrued board of director fees	103	128
Other	127	290
Total	$1,093	$1,302

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data)

5.	NOTES PAYABLE

The note payable consists of a secured note dated December 28, 2007, as amended which is held by a former officer of the Company.  In April 2011, the note was extended to December 31, 2011 and the interest rate was changed to the Wall Street Journal Prime Rate (currently 3.25%) to be adjusted at the beginning of each month effective April 1, 2011.  As of June 30, 2010 and March 31, 2011, the balance due was $200 and $140, respectively, plus accrued interest of $220 and $227, respectively.

6.	STOCKHOLDERS DEFICIT

Private Placements

From July 1, 2010 through March 31, 2011, the Company issued 10,563,000 shares of common stock for gross proceeds of $2,341 in private placement transactions.

Restricted Stock

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

Stock Options

Common stock available for future equity awards under the 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”), is 40,000,000 shares as of March 31, 2011. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data)

Option activity for the nine months ended March 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	8,436,250	$0.43	9.0 years
Granted	11,035,000	$0.36
Share Exchange	6,000,000	$0.39
Exercised	-0-
Forfeited and Cancelled	(812,500)	$0.49
Outstanding at March 31, 2011	24,658,750	$0.39	9.2 years	$353
Exercisable at March 31, 2011	12,541,250	$0.37	9.3 years	$384

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2011.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Period Ended March 31, 2010	For the Period Ended March 31, 2011
Average expected life (years)	6.0	6.0
Average risk free interest rate	3.3%	3.3%
Expected volatility	201%	226%
Expected dividend rate	0%	0%
Expected forfeiture rate	5%	5%

Unrecognized compensation expense of $5,439 is expected to be recorded over the next 1.8 years.

At March 31, 2011, 15,341,250 shares are available for grant under the 2008 Plan.

Warrants

The Company did not issue any warrants for the nine months ended March 31, 2011.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	7,689,722	$0.28
Granted	-0-
Exercised	-0-
Outstanding and exercisable at March 31, 2011	7,689,722	$0.28	1.7 years	$872

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data)

Other Uses – Common Stock

In July 2010, the Company issued 200,000 shares to pay a consulting firm for services rendered.  The value of the shares in connection with this transaction totaled $106.

Commitment Shares

On March 7, 2011, the Company signed a $15 million Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), an accredited investor.  At the Company’s sole discretion, over a 30-month period beginning on the effective date of the registration statement covering the sale of those shares, the Company can sell shares of common stock to LPC in amounts up to $50,000 per sale, subject to the satisfaction of certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $15 million.  In consideration for entering into the Purchase Agreement, the Company issued to LPC 574,300 shares of common stock as a commitment fee and will issue up to an additional 574,300 shares, when and if, LPC purchases at the Company’s discretion the first $10 million of the $15 million aggregate commitment.  The Purchase Agreement may be terminated by the Company at any time without any cost to the Company. The Company recorded the initial issuance of shares (574,300 valued at $0.42 per share) to LPC as a deferred charge included in prepaid and other current assets.

7.	COMMITMENTS AND CONTINGENCIES

Zuckerman Case On March 30, 2011, the United States District Court for the Central District of California issued an order settling the Zuckerman Case. The terms of the settlement are as follows:

1.	The Company paid the plaintiffs the sum of $100.

2.	The Company issued 3,500,000 shares of its common stock (the “Settlement Shares”) to plaintiffs.

3.
The Company must register the Settlement Shares on any registration statement filed after March 30, 2011.  On April 12, 2011 the Company filed a registration statement on form S-1 with the U.S. Securities and Exchange Commission registering these shares.  The registration statement was declared effective on May 12, 2011.

4.
The certificates evidencing the Settlement Shares will bear a legend that they have not been registered under the Securities Act of 1933 and that any sales of the Settlement Shares must be made pursuant to an effective registration statement or an exemption from registration.

5.
On or after September 5, 2011, the Company will use their best efforts to obtain an opinion of counsel of their choosing, that the legend referred to in paragraph 4 above may be removed from the certificates and that once the Company obtains such an opinion the Company will instruct their transfer agent to remove such legend.

6.	Once the Settlement Shares become tradable, plaintiffs may not trade on the market in any one week more than 10% of the Company stock’s sales volume in the previous week’s sales.

7.	Other than the obligations contained in the terms of the settlement, the parties mutually released each other and their officers and directors from all claims and liabilities.

8.
The Company also released Alkane, Inc. and its officer and directors from all claims relating to or arising from any of the claims or counterclaims asserted in this action.  Zuckerman is an officer and a director of Alkane.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data)

8.	RELATED PARTY TRANSACTIONS

Inventek

In February 2008, the Company entered into an agreement with Inventek under which Inventek granted the Company a royalty-free license and exclusivity rights to market, sell and distribute cleaning products. Inventek is owned by Yasmin Andrecola, whose husband Paul Andrecola, beneficially owns approximately 6.1% of the Company’s stock as of March 31, 2011.  Under the terms of the agreement, Inventek and the Company agreed to combine resources and work together collectively to formulate and manufacture products to be sold under the Company’s brand names.  The Company purchased inventory from Inventek totaling $369 and $166 for the three months ended March 31, 2010 and 2011, respectively and $562 and $320 for the nine months ended March 31, 2010 and 2011, respectively.   As of June 30, 2010 and March 31, 2011, there was a receivable, included in prepaid expenses and current assets, due from Inventek for returned inventory of $48 and $26, respectively.

Marketiquette

In July 2007, the Company entered into a services agreement, as amended, with Marketiquette which is owned and operated by Jeffrey Loch, the Company’s President, Chief Marketing Officer and one of its directors, and Carol Loch, his wife.  Mr. Loch does not receive any regular cash compensation from the Company for his services as the Company’s President, Chief Marketing Officer and director.  Carol Loch is the sole member of KeysKwest, LLC, which beneficially owns approximately 5.4% of the Company’s outstanding shares as of March 31, 2011.  Under the terms of the services agreement, the Company pays Marketiquette a monthly retainer of $36,000 as well as commissions from 5%-10% based on net sales it generates.  The commissions depend on the customer’s class of trade with a declining maximum scale based on volume.  Marketiquette uses the monthly retainer primarily for employees’ salaries, including four full-time and one part-time employee, and the commissions to primarily pay its sales representatives.  Fees for  services provided by  Marketiquette were $122 and $123 for the three months ended March 31, 2010 and 2011, respectively, and $399 for both the nine months ended March 31, 2010 and 2011, respectively, which are included in selling, general and administrative expenses.  As of June 30, 2010 and March 31, 2011, amounts due to Marketiquette were $76 and $64, respectively.

Techtronics Industries, Inc.

In December 2008, the Company entered into a five-year worldwide distribution agreement for G-branded products with Techtronics Industries, Inc. (“TTI”). TTI beneficially owns approximately 21.8% of the Company’s outstanding shares as of March 31, 2011.  For three months ended March 31, 2010 and 2011, approximately 85% and 57% of the Company’s revenues, respectively, were earned from sales to TTI and for the nine months ending March 31, 2010 and 2011, approximately 83% and 58% of the Company’s revenues, respectively were earned from sales to TTI.  As of June 30, 2010 and March 31, 2011 there were no amounts due from TTI.  As of June 30, 2010 and March 31, 2011, amounts due to TTI, included in accounts payable, were $234 and $233, respectively.  As of June 30, 2010 and March 31, 2011 advances received from TTI for future sales of cleaning and performance products was $407 and $578, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share data)

9.	CONCENTRATIONS OF RISK

Accounts Receivable

The Company operates as one segment and distributes performance and cleaning products to the entire U.S. market.  The following customers represent the majority of the Company’s sales for the nine months ended:

	March 31, 2010	March 31, 2011
Sales
TTI	83%	58%
Walmart	-	25%
	June 30, 2010	March 31, 2011
Accounts Receivable
Walmart	-	85%
Ace Hardware	67%	9%

Inventory

The Company purchases all of its cleaning products from Inventek, a related party and its performance products from Delta.  The Company’s inventory on hand purchased from Inventek and Delta is as follows:

	June 30, 2010	March 31, 2011
Inventory on hand
Inventek	$941	$693

Inventory purchased
Delta	-	$2,698
Inventek	$816	$320

10.	SUBSEQUENT EVENTS

On April 12, 2011 the Company filed a registration statement on form S-1 with the U.S. Securities and Exchange Commission registering an aggregate of 24,648,600 shares of its common stock, which included the Settlement Shares and the shares reserved for issuance to LPC.  The registration statement was declared effective on May 12, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of our Business

We market, sell and distribute an array of branded, environmentally-friendly, bio-based performance and cleaning products to the automotive aftermarket, outdoor power equipment and marine and markets.  The “green” base of our performance products is comprised of animal fats and plant oils, while our cleaning and oil spill products use plant and vegetable oils.  This biodegradable green base replaces traditional petroleum and chemical derived bases typically used to make motor oils, cleaning solutions and other consumer products without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment.

Our G-brand family of products includes G-OIL®, G-FUELTM, G-CLEAN™, G-GLASS™ and G-MARINE™.  These products are offered in a wide range of automotive, outdoor power equipment and marine categories, primarily performance and cleaning solutions. We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals. Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, ACE Hardware and Canadian Tire Corporation. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market and marine market.

During the fiscal third quarter, we commenced shipping certain products to Walmart.  Our G-OIL 2 Cycle Bio-synthetic "green" Engine Oil, G-OIL 4 Cycle SAE 30 Bio-synthetic "green" Engine Oil and G-FUEL Fuel Stabilizer, are at over 2,800 locations, with a targeted distribution of G-OIL Bio-based "green" Bar & Chain Oil in select markets and our G-OIL 5W-30 Bio-based Full Synthetic Motor Oil is in over 2,100 stores.

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

Results of Operations
(all dollar amounts referred to herein are in thousands, except as otherwise indicated)

Three Months Ended March 31, 2010 and 2011

Our activities for the three months ended March 31, 2010 and 2011 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three months ended March 31, 2010 and 2011 are as follows:

	Three Months Ended March 31,
	2010	2011

Net sales	$646	$2,577
Loss from operations	$(3,118)	$(1,962)
Settlement charges	$(143)	$(2,067)
Interest expense, net	$(23)	$(2)
Net loss	$(3,284)	$(4,031)

Net Sales

Net sales for the three months ended March 31, 2010 totaled $646, primarily attributed to sales of our pressure washer cleaners, fuel stabilizer, grill & surface cleaner, biodegradable charcoal lighter fluid, and 4-cycle oil.  Net sales for the three months ended March 31, 2011 totaled $2,577, primarily attributed to sales of 4-cycle oil, 5W-30 motor oil, 2-cycle oil and pressure washer cleaners. The increase in net sales from 2010 to 2011 is a result of higher shipments of our 4-cycle and 5W-30 oil.

Techtronics Industries, Inc. (“TTI”), accounted for 85% of our net sales in the three months ended March 31, 2010.  Two customers, TTI and Walmart, accounted for 57% and 35% of our net sales in the three months ended March 31, 2011, respectively.  Net sales for the three months ended March 31, 2010 and 2011 are comprised as follows:

	Three Months Ended March 31,
	2010	2011

Performance products	$294	$2,180
Cleaning products	352	397
Total	$646	$2,577

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our strategic partners.  Cost of sales (exclusive of depreciation and amortization) for the three months March 31, 2010 and 2011 were approximately $541, and $2,099, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2010 to 2011 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses for the three months ended March 31, 2010 and 2011 include the following:

	Three Months Ended March 31,
	2010	2011

Salaries	$407	$177
Stock-based compensation	923	1,001
Selling, marketing, public relations and related	682	684
Development, product release and testing	118	151
Management and operating fees	234	92
Legal and professional	354	89
Occupancy, communications and all other, net	166	150
Total selling, general and administrative expenses	$2,884	$2,344

The decrease in salaries from the 2010 period to the 2011 period is due to prior year bonus accruals in February 2010 and the resignation of our former president and chief operating officer in September 2010.  The increase in stock-based compensation is primary due to an increase in the number of stock option grants in the 2011 period as compared to the 2010 period.  The increase from the 2010 period to the 2011 period in development, product release and testing is primarily due to the independent testing fees to obtain the SN rating from the American Petroleum Institute (API) for our 5W-30 motor oil.  The decrease in management and operating fees from the 2010 period to the 2011 period is due to the termination of our agreement with Kwik Paint Products.  The decrease in legal and professional fees is primarily due to lower legal and audit fees.

Depreciation and amortization

Depreciation and amortization expense for each of the three months ended March 31, 2010 and 2011 was approximately $96.  In each of the periods depreciation charges totaled $5 and amortization charges totaled $91.  Depreciation and amortization expense is excluded from cost of sales.

Settlement and legal charges

On March 30, 2011, the United States District Court for the Central District of California issued an order settling the matter of Mathew Zuckerman et al v. Green Earth Technologies, Inc. et al (the “Zuckerman Case”), in which we were the named party defendant. As a result, we recorded settlement charges of $2,067 in the quarter, which included (i) $1,435 related to 3,500,000 shares of our common stock issued to the plaintiff’s as part of the settlement, based on the closing price of a share of our common stock of $0.41 on March 3, 2011 (the deemed effective date of the settlement order), (ii) $100 of cash paid to the plaintiffs as part of the settlement and (iii) $532 of legal fees.

Interest expense, net

Net interest expense for the three months ended March 31, 2010 and 2011 was approximately $23 and $2, respectively.  Interest expense consists of interest due on notes payable to related parties. Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund. The decrease in interest expense is due to the re-payment of notes payable to related parties.  Interest expense is currently accruing at approximately $1 per quarter.

Nine Months Ended March 31, 2010 and 2011

Our activities for the nine months ended March 31, 2010 and 2011 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the nine months ended March 31, 2010 and 2011 are as follows:

	Nine Months Ended March 31,
	2010	2011

Net sales	$1,512	$3,716
Loss from operations	$(9,071)	$(6,754)
Settlement charges	$(251)	$(2,525)
Interest expense, net	$(35)	$(6)
Net loss	$(9,357)	$(9,285)

Net Sales

Net sales for the nine months ended March 31, 2010 were $1,512 primarily attributed to sales of 4-cycle oil, charcoal starter fluid, fuel stabilizer, bar and chain lubricants, pressure washer cleaners and grill & surface cleaners. Net sales for the nine months ended March 31, 2011 were $3,716, primarily attributed to sales of 4-cycle oil, 5W-30 motor oil, and 2-cycle oil and grill cleaner.  The increase in net sales from 2010 to 2011 is a result of higher shipments of our 4-cycle oil and 5W-30 motor oil.

TTI accounted for 83% of our net sales in the nine months ended March 31, 2010.  Two customers, TTI and Walmart, accounted for 58% and 25% of our net sales in the nine months ended March 31, 2011, respectively.  Net sales for the nine months ended March 31, 2010 and 2011 are comprised as follows:

	Nine Months Ended March 31,
	2010	2011

Performance products	$980	$2,926
Cleaning products	532	790
Total	$1,512	$3,716

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates.  Cost of sales (exclusive of depreciation and amortization) for the nine months ended March 31, 2010 and 2011 were approximately $1,269 and $3,061, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2010 to 2011 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses for the nine months ended March 31, 2010 and 2011 include the following:

	Nine Months Ended March 31,
	2010	2011

Salaries	$919	$615
Stock-based compensation	2,743	3,141
Selling, marketing, public relations and related	1,695	1,893
Development, product release and testing	225	431
Management and operating fees	627	291
Legal and professional	641	300
Occupancy, communications and all other, net	580	445
Total selling, general and administrative expenses	$7,430	$7,116

The decrease in salaries from fiscal 2010 to 2011 is due to prior year bonus accruals in February 2010 and the resignation of our former president and chief operating officer in September 2010.  The increase in stock-based compensation is primary due to an increase in the number of stock option grants in fiscal 2011 as compared to fiscal 2010 and the issuance of stock for consulting services rendered.  The increase in sales and marketing expenses from the 2010 period to the 2011 period is primarily due to higher auto racing sponsorship fees, partially offset by decreased promotion and shipping costs.  The increase in development, product release and testing from the 2010 period to the 2011 period is primarily due to the independent testing fees to obtain the SN rating from the American Petroleum Institute (API) for our 5W-30 motor oil.  The decrease in management and operating fees from the 2010 period to the 2011 period is due to the termination of our agreement with Kwik Paint Products.  The decrease in legal and professional fees from the 2010 period to the 2011 period is primarily due to lower legal and audit fees.  The decrease in occupancy, communications and all other from the 2010 period to the 2011 period is primarily due to travel, rent, and telecommunication charges.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended March 31, 2010 and 2011 was approximately $338 and $293, respectively.  Depreciation charges totaled $34 and $20 for the nine months ended March 31, 2010 and 2011, respectively, and amortization expense for intangible assets totaled $304 and $274 for the nine months ended March 31, 2010 and 2011, respectively.  The decrease in amortization expense from the 2010 period to the 2011 period is primarily due to the impairment of certain intangible assets in 2010. Depreciation and amortization expense is excluded from cost of sales.

Settlement and legal charges

For the nine months ended March 31, 2011 we recorded settlement charges of $2,525, which included (i) $1,435 related to the 3,500,000 of shares issued to the plaintiffs in the settlement, (ii) $100 related to the cash issued to the plaintiffs in the settlement and (iii) $990 of legal fees.

Interest expense, net

Net interest expense for the Nine Months ended March 31, 2010 and 2011 was approximately $35 and $6, respectively.  Interest expense consists of interest due on notes payable to related parties. Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund. The decrease in interest expense is due to the re-payment of notes payable to related parties.  Interest expense is currently accruing at approximately $1 per quarter.

Liquidity and Capital Resources

At June 30, 2010, our most recent fiscal year-end, and March 31, 2011, we had $1,360 and $1,594 in cash and an accumulated deficit of $45,238 and $54,523, respectively.  As June 30, 2010 we had working capital of $371.  As of March 31, 2011, we had a working capital deficit of $1,462.

Net cash used in operating activities was $5,484 and $2,047 for the nine months ended March 31, 2010 and 2011, respectively. The decrease from the 2010 period to the 2011 period was primarily due to an increase in accounts payable, partially offset by payments made to vendors in the nine months ended March 31, 2011.

Net cash provided by financing activities was $6,994 and $2,281 for the nine months ended March 31, 2010 and 2011, respectively. The decrease in financing activities is primarily due to lower cash receipts from private placement transactions. The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

We currently have no material commitments for capital expenditures.  Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  During the nine months ended March 31, 2010 and 2011, our cash used for investing activities (capital requirements) was $21, and $0, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, advertising and packaging finished goods to fulfill orders.

Losses from operations are continuing subsequent to March 31, 2011 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.  From July 1, 2010 through March 31, 2011, we issued 10,563,000 shares of common stock for gross proceeds of $2,341 in private placement transactions and issued 200,000 shares of our common stock, with a market value on the date of issuance equal to $106, to pay a consultant for services rendered.

On March 7, 2011, we signed a $15 million Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), an accredited investor.  At our sole discretion, over a 30-month period beginning on the effective date of the registration statement covering the sale of those shares, we can sell shares of common stock to LPC in amounts up to $50,000 per sale, subject to the satisfaction of certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $15 million.

Under the Purchase Agreement, on any business day selected by us and as often as every two business days, we may direct LPC to purchase up to $50,000 worth of our common stock. The purchase price per share is equal to the lesser of:

●	the lowest sale price of our common stock on the purchase date; or

●	the average of the three lowest closing sale prices of our common stock during the 12 consecutive business days prior to the date of a purchase by LPC.

The purchase price will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute the purchase price.

The amount that we may sell to LPC as often as every two business days will increase as follows:  (i) $75,000 if, on the purchase date, our share price is not below $0.40 per share; (ii) $150,000 if, on the purchase date, our share price is not below $0.60 per share; (iii) $150,000 if, on the purchase date, our share price is not below $0.90 per share; (iv) $250,000 if, on the purchase date, our share price is not below $1.50 per share.  The price at which LPC would purchase these accelerated amounts of our stock will be the lesser of (1) the lowest sale price of our common stock on the purchase date and (2) the lowest purchase price (as described above) during the 10 consecutive business days prior to the purchase date.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of March 31, 2011, we had an accumulated deficit of $54,523, with a total stockholders’ deficit of $3.  We had a working capital deficit of $1,462 at March 31, 2011.

In addition since March 31, 2011, we have had discussions with existing and potential new investors.  Although we do not have any firm commitments from potential investors, we intend to continue these discussions.  Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment or increase revenues.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

We have estimated we may require approximately $1.5 – $2.0 million of additional cash for fiscal year ending June 30, 2011.

Contractual Arrangements

Significant contractual obligations as of March 31, 2011 are as follows:

Type of Obligation	Total Obligation	Amount Due in Less than 1 year
Facility Lease	$94	$73

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of our internal control over financial reporting as of March 31, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We have concluded that we did maintain effective internal control over financial reporting as of March 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than disclosed above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 30, 2011, the United States District Court for the Central District of California issued an order settling the matter of Mathew Zuckerman et al v. Green Earth Technologies, Inc. et al, in which we were the named party defendant.  Under the terms of the settlement order we paid the plaintiffs the sum of $100 and issued the plaintiffs 3.5 million shares of our common stock.  Once the shares become tradable, the plaintiffs may not trade on the market in any one week more than 10% of our stock’s sales volume in the previous week’s sales.

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

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of May 13, 2011, we had 148,855,096 shares of common stock issued and outstanding.  In addition, as of May 13, 2011, we had reserved an additional 47,689,722 shares for issuance as follows:

●	40,000,000 shares reserved for issuance under our stock option plan, of which 24,658,750 underlie outstanding options at March 31, 2011; and

●	7,689,722 shares underlying outstanding warrants.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

In February 2011, we issued 2,500,000 shares of our common stock for gross proceeds of $500 in a private placement transaction.

In March 2011, we issued 7,125,000 shares of our common stock for gross proceeds of $1,425 in private placement transactions.

These issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Sections 4(2) or 4(5) thereof for transactions by an issuer not involving any public offering.  The stock certificates evidencing these shares were imprinted with legends restricting transfer without an appropriate opinion of counsel.

ITEM 6. – EXHIBITS

Exhibit Numbers	Description

10.1	Form of Purchase Agreement, dated as of March 7, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (1)

10.2	Form of Registration Rights Agreement, dated as of March 7, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (1)

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1
Certification of Chairman and Chief Executive Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

__________________
*	filed herewith (1) Filed as an exhibit to the Company’s Current Report on Form 8-K on March 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN EARTH TECHNOLOGIES, INC.

Date: May 12, 2011	By:	/s/ William J. Marshall
	Name:	William J. Marshall
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Greg D. Adams
	Name:	Greg D. Adams
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)