Form 10-K
period 2011-06-30
GREEN EARTH TECHNOLOGIES, INC
filed 2011-09-07
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2010, was approximately $27,434,000.

As of September 1, 2011, there were 151,440,378 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders, to be filed no later than October 28, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GREEN EARTH TECHNOLOGIES, INC.

Form 10-K Annual Report

i

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report for the year ended June 30, 2011 on Form 10-K (this “Annual Report”) contain statements concerning potential future events. These forward-looking statements are based upon assumptions by management, as of the date of this Annual Report, including assumptions about the risks and uncertainties we face. In addition, we may make forward-looking statements orally or in writings, including, but not limited to, in press releases, in our annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part I, Item 1A, “Risk Factors” of this Annual Report, as well as our other periodic reports on Forms 10-Q and 8-K that we file with the SEC from time to time. Investors are strongly encouraged to consider those factors when evaluating any forward-looking statements about our business operation or financial condition. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “Green Earth” include reference to our subsidiary as well.

ii

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

Our G-brand family of products includes G-OIL®, G-FUELTM, G-CLEAN™, G-GLASS™ and G-MARINE™.  These products are offered in a wide range of automotive, outdoor power equipment and marine categories, primarily performance and cleaning solutions.  Our products are produced for us under supply and requirements contracts with domestic manufacturers.  We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals. Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Menards, ACE Hardware and Canadian Tire Corporation. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market, oil and gas market and marine market.

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive. Our products are part of the automotive aftermarket, outdoor power equipment market and the marine market, which includes automobiles, lawn mowers, power washers, chain saws, leaf blowers, hedge trimmers and boats.

Automotive Aftermarket

The automotive aftermarket refers to the maintenance, repair, parts, accessories, chemicals and fluids for vehicles after their original sale.  The addressable market for our automotive products in the United States is comprised of more than 200 million licensed drivers, as reported  in the Automotive Aftermarket Industry Association Digital Fact Book & Lang Annual – 21st Edition (2012) (the “AAIA Fact Book”).  Sales of multigrade engine oils were over 900 million gallons in 2010, as reported in the Kline and Company study.  According to the AAIA Fact Book, the size of the U.S. automotive aftermarket products market was roughly $286 billion in 2010. These figures include retail sales through do-it-yourself (“DIY”) and do-it-for-me (“DIFM”) outlets. DIY refers to when consumers perform the maintenance and repair work needed on their vehicles.  DIFM refers to when consumers use professionals to perform the maintenance and repair work needed on their vehicles.

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

According to Lubes ’n’ Greases 2011 Lubricants Industry Fact Book, the top motor oil grades and  Top 5 Fast-Lube and Oil-Plus Chains within the U.S. aftermarket channels are as follows:

Top Motor Oil Grades

●	5W-30: 47% share
●	5W-20: 18% share
●	10W-30: 17% shares
●	10W-40: 6% share

Top 5 Fast Lube

●	Jiffy Lube - 1,963outlets
●	Valvoline Instant Oil Change - 872 outlets
●	Pennzoil 10-Minute Oil Change - 750 outlets
●	Kwik Kar - 390 outlets
●	Havoline/Texaco Xpress Lube - 350 outlets

Top 5 Oil-Plus

●	Wal-Mart Tire & Lube Express - 2,450 outlets
●	Bridgestone Retail Operations - 2,149 outlets
●	Goodyear Tire & Service - 1,834 outlets
●	Midas Auto Service Experts - 1,491 outlets
●	TBC Retail Group - 1,245 outlets

API Engine Oil Guide

The American Petroleum Institute (“API) service symbol “DONUT” is for gasoline engine oil categories (for cars, vans and light trucks with gasoline engines) designed for gasoline engine service that fall under the API’s “S” (Service) categories.  Introduced in 2004, SM oils are designed to provide improved oxidation resistance, which means less oil thickening, improved deposit protection, so that the engine will not form harmful deposits as quickly, better engine wear protection and better low-temperature performance over the life of the oil.  For automotive gasoline engines, the engine oil service category (SM) includes the performance properties of each earlier category.  For instance, if an automotive owner’s manual calls for API “SJ” or “SL” oil, then API “SM” oil will provide full protection.

Effective October 2010, API has adopted two new engine oil performance standards for vehicles with gasoline engines: ILSAC GF-5 and API SN. ILSAC GF-5 represents the latest performance standard set by the International Lubricant Standardization and Approval Committee (ILSAC), a joint effort of U.S. and Japanese automobile manufacturers. Most automobile manufacturers recommend oils that meet ILSAC GF-5. API SN is the most recent service category issued by API’s Lubricants Group. Oils meeting API SN and the new “Resource Conserving” designation must meet all ILSAC GF-5 performance requirements.

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

Outdoor Power Equipment Market

The size of the United States market for outdoor power equipment products was roughly $15 billion in 2010 according to the Outdoor Power Equipment Institute.  In 2010, annual U.S. shipments of power lawn mowers were about 6,500,000 units, 77% of which were walk behind mowers and 23% of which were riding mowers.  Power mowers require 4-cycle engine oil.  The total “hand-held” gas powered units shipped in 2010 was over 10,500,000 units with trimmers representing 50% of the volume, followed by chain saws (20%), hand held blowers (17%) and back pack blowers (5%).  Majority of these units require 2-cycle engine oil and chain saws also require bar and chain oil.  Hand- held products with 4-cycle engines are growing as percentage of total and require 4-cycle engine oil.

Marine Market

The size of the recreational marine market was roughly $30 billion in 2010, according to the National Marine Manufacturers Association (“NMMA”).  The recreational marine market includes retail expenditures on new and used boats, motors and engines, trailers, accessories and other associated costs. The NMMA conducts various surveys of pleasure boat industry trends and the most recent surveys indicate that 75 million adults in the United States participated in recreational boating in 2010, an increase of 14 percent compared to the prior year.  There are currently approximately 17 million boats owned in the United States, including outboard, inboard, sailboats, personal watercraft, and miscellaneous (i.e., canoes, kayaks, rowboats, etc.).  Most boats require NMMA certified marine engine oil.

Surface Washing Agents

Surface washing agents are products that clean and remove oil once it has solidified on surfaces or migrated to the shoreline or beaches.  Surface washing agents are primarily used on solid surfaces and objects though if they are non toxic, they can be used on plants and/or animals (including humans.) These products are also the final line of defense in the abatement of oil spills.  Surface washing agents are required to be approved by the Environmental Protection Agency (“EPA”).

OUR PRODUTS

Our product categories include performance products, principally lubricants that substitute for petroleum-based motor oils, cleaning products, such as car washes, glass cleaners, tire-care cleaning solutions and outdoor cleaning solutions and surface washing agents.

All of our products are designed to be environmentally-friendly and most of them meet the “Ultimate Biodegradable” ranking of ASTM. “Ultimate Biodegradable” is ASTM’s highest ranking for biodegradability, meaning the product degrades in 28 days to the required levels.  For the fiscal year ended June 30, 2011, 66% of our revenues were generated by our performance products and 34% of our revenues were generated by our cleaning products.

Performance Products

Our performance products include motor oils, engine oils and other lubricants that are sold under the G-OIL® brand, currently available in a number of formulations:

●	SAE 5W-30 and 5W-20 motor oil for automobiles;
●	2-cycle engine oil for 2-cycle outdoor air-cooled engines typically found in “hand-held” gasoline powered outdoor maintenance equipment like hedge trimmers and leaf blowers;
●	4-cycle SAE 30 and SAE 10W-30 engine oil for 4-cycle air-cooled engines such as those found in lawn mowers; and
●	TC-3W 2-cycle marine engine oil for boat engines
●	Fuel Stabilizer to treat gasoline
●	Bar and chain oil for chain saws.

Our “green” bio-base, when mixed with additives according to our specifications, enables the dual advantage of low temperature operation and high temperature stability.  Our G-OIL® SAE 5W-30 and SAE 5W-20 motor oils is capable of operating at temperatures as low as minus 40 degrees Fahrenheit.  For example, in cold weather, our oil allows for easy, minimal-engine-wear starts, cold engine operation and smooth flow through the engine, yet at higher temperatures, our oil retains sufficient thickness to ensure proper engine lubrication.  These findings are based on third-party tests conducted in accordance with industry guidelines provided by independent industry standards organizations, each with their own complex criteria for certifications that take into account numerous factors.

In August 2011, our new formulations of our  G-OIL® SAE 5W-30  and SAE 5W-20 motor oils were granted the service symbol “Donut” by the American Petroleum Institute (API) for use in all types of gasoline engines, including those found in automobiles and other motor vehicles.  We plan to formulate other grades of motor oil such as SAE 10W-30 by the end of our current calendar year.  API is an American National Standards Institute (ANSI) accredited standards developing organization and maintains some 500 standards covering all segments of the oil and gas industry.  Both retailers and consumers rely on API quality marks and ratings when choosing motor oils.  The “Donut” is an API “Engine Quality Mark” indicating that G-OIL® adheres to industry technical specifications for SAE 5W-30 and SAE 5W-20 motor oils. Engine oil marketers may only use the “Donut” on their products if specific requirements are met based on performance requirements, test methods and limits which are cooperatively established by vehicle and engine manufacturers, technical societies such as the Society of Automotive Engineers (SAE) and ASTM International (“ASTM”), one of the largest voluntary standards development organizations in the world and a source for technical standards for materials, products, systems, and services and industry associations like the American Chemistry Council and API.

Our G-OIL® SAE 5W-30 and SAE 5W-20 motor oils have met all of the engine test criteria for the API SM rating and we are currently testing our oil for the API SN rating.  The SN rating is an industry-recognized rating that is API’s newest and highest possible rating for oils designed for gasoline-engine service.  In order to receive the SM or SN ratings, our products undergo a series of testing by authorized third-party laboratories and must meet or exceed performance benchmarks.  The SN rating distinguishes gasoline-engine oils that are designed to provide (i) improved oxidation resistance, which means less oil thickening, (ii) improved deposit protection, so that the engine will not form harmful deposits as quickly, (iii) better engine wear protection, and (iv) better low-temperature performance over the life of the oil.

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

●
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

●
Concrete Cleaner & Degreaser, Siding & All Purpose Cleaner and Mold & Mildew Stain Remover are “heavy duty” cleaning solutions designed to be used in power washers.  They are available in concentrated dissolvable packages and collapsible bags.

●
Foam Blaster and Oxy Form Blaster is a highly concentrated “foam" all purpose cleaner which gets applied at high pressure and is designed to leave long lasting thick foam that sticks, extending the dwell time for better cleaning.

●
Grill & Surface Cleaner is designed to lift and remove baked on grease, dirt and food particles on outdoor grills and cooking surfaces while leaving a lasting shine that shields the surface for future cooking and easier cleaning the next time.

●	Interior Protectant is a cleaning solution designed to shield and shine interior surfaces while protecting automobiles dashboard and other rubber surfaces against UVA and UVB sun rays.

We also sell G-CLEANTM electric and gasoline powered pressure washing equipment.  Our pressure washers typically include pack-in of our concentrated cleaners and 4-cycle engine oils.

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

Surface Washing Agents

Our surface washing agents are sold under the G-CLEANTM and G-MARINETM brands.  Our initial product in this category is OSC-1809 Surface Washing Agent Oil and Fuel Spill Clean-Up!, which is a blend of water-based and ultimate biodegradable ingredients specifically formulated to emulsify and encapsulate fuel and oil by penetrating and breaking down long chain hydrocarbons bonds rendering them water soluble.  Surface Washing Agent Oil and Fuel Spill Clean-Up! has satisfied the regulatory requirements of the National Oil and Hazardous Substance Pollution Contingency Plan (NCP), allowing it to be listed on the NCP product schedule under the surface washing agent category, meaning it can be used by “Federal on-scene coordinators” in accordance with such regulations and is posted on the Environmental Protection Agency's website (www.epa.gov/emergencies/content/ncp/index.htm) in the Product Schedule and Technical Notebook.

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

Branding

We have embarked on creating a powerful consumer brand using the symbol “G”, which we hope will become the choice of consumers seeking products that are both green and effective.  We have also adopted an “umbrella” approach to product branding that allows the “G” brand to “crossover” multiple categories of products within a variety of trade channels.  For example, a consumer who replaces his or her own motor oil is also likely to mow his or her own lawn or clean the barbeque grill.  If that consumer is impressed by the product performance of one product, then he or she would be very likely to re-purchase and try other G-branded performance and cleaning products.   By addressing consumer consumption habits, we expect to appeal to all consumers, not only those whose choice of products is determined purely by their “green” attributes.

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

Finally, we have an agreement with Marketiquette, Inc. (“Marketiquette”) under which Marketiquette provides us with marketing and branding services.  One of the principals of Marketiquette is our President, Chief Marketing Officer and a member of our Board of Directors (the “Board”).

Develop New Products and Services

Our development activities are performed for the most part by our suppliers, principally Inventek. We also have a full-time employee devoted to research and development efforts focused on developing our own formulations of our performance products, which includes submitting our independent test results to industry certification organizations.

We believe that we have successfully developed a method for converting animal fats and plant oils to a bio-base ingredient for our motor oil, bar and chain lubricants and our 2-cycle and 4-cycle engine oils. We have completed testing of our JASO FD 2-cycle and bar and chain oils and we are bench and engine testing our 4-cycle 10W-30 and SAE 30 OPE oils to determine their performance relative to comparable products from other suppliers, including the cost of producing these products through third-party manufacturers. We continue to work on formulations for other grades of lubricants and motor oils.

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

CUSTOMERS

A significant portion of our sales is derived from a limited number of customers.  For the fiscal year ended June 30, 2010, approximately 83% of our sales were made to  TTI and Ace Hardware Corp.  For the fiscal year ended June 30, 2011, approximately 88% of our sales were made to TTI, Walmart and Menards, Inc.  TTI beneficially owned approximately 21.4% of our outstanding shares as of September 1, 2011.

Our targeted customers are primarily in the automotive aftermarket (including Fast Lube/Auto Oil Change Services), outdoor power equipment markets and marine markets.  We are also pursuing customers in the industrial, municipality and military markets.  We sell to leading national and regional retailers.

COMPETITION

Motor oil marketers continue to look to higher-priced specialized and high-performance formulations to lessen the price-driven, commodity nature of the business.  Synthetic motor oils and synthetic blends remain the most promising development.  They have strong appeal to marketers and retailers alike because of the much higher prices they command.  Marketers are thus devoting much of their marketing and new product development efforts to synthetic and blended oils.  We believe that the next opportunity in marketing motor oil is the environmentally-friendly, non-petroleum based and fully biodegradable “green” oil or “bio-synthetic”.  We are not aware of any major provider of biodegradable lubricants.

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

The retail and industrial market for marine supplies is highly competitive. Many competitors who sell marine products have their own supply stores, sell through catalogs, over the Internet and through distributors. The principal factors of competition in our marketplace are selection, quality, availability, price, convenience and access to a wide variety of merchandise.  The market for specialized service chemical programs for water and land clean-up, which includes the response to the April 2010 oil spill in the Gulf of Mexico, is also highly competitive.

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

We believe that, at the present time, we own and/or license all of the intellectual property that is necessary for the conduct of our business.  These include the following:

●	We have developed our own formulations for motor oil, 2-cycle oil, 4-cycle oil and bar and chain lubricants.
●	We purchase our TC-3W marine engine oil from an additive supplier.
●	We have exclusive and non-exclusive rights to market, distribute and sell Inventek Products, which make up the bulk of our cleaning products and our surface washing agent.

We are in the process of filing a patent application for our motor oil with the United States Patent and Trademark Office under the accelerated patent application process.  Under this process, it is expected that we would have our application reviewed within 90 days and a patent could be issued within a year.  Since our inception we have invested significant amounts of capital into research and development of new products.

The following marks are registered to us in the United States Patent and Trademark Office:   G-OIL®,   SAVE THE EARTH– SACRIFICE NOTHING®, G OIL Design® and G.E.T. GREEN! ®.

The following marks have trademark applications pending in the U.S. Patent and Trademark Office:  G-FUEL, G MARINE, G-GLASS and G CLEAN.

Foreign trademark registrations are held for G OIL in Costa Rica and for G CLEAN in the European Community and Costa Rica.  Applications are pending in Australia, Argentina, Brazil, China, Chile, European Community, Israel, Signapore and Taiwan for G OIL (and/or G OIL and Design).  Applications are pending in Argentina, Australia, Brazil, China, Chile, Israel and Signapore for G CLEAN.

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

Performance Products

We have successfully developed our own formulations for motor oil, 2- and 4-cycle engine oil and bar and chain oil.  Beginning in July 2010, we shifted production of our performance products to Delta Group.  In September 2010 we entered into a three-year Product Production and Sale Agreement with the Delta Group under which it produces our performance products for us based on our specifications and formulations.  The Delta Group purchases all the raw materials, including the bio-base, and ingredients for our performance produces, mixes and blends them to our specifications, tests the finished product to ensure that it meets our performance and other standards, and warehouses, bottles, packages and ships the finished product to our customers.  We have no direct relationship with any of the Delta Group’s suppliers.  Other than animal fat bio-solvents, which come from a limited number of independent meat processing plants, the raw materials used by our suppliers are readily available.  Notwithstanding the decreased number of suppliers of animal fat bio-solvents, our suppliers are able to obtain sufficient raw materials to fulfill our needs for the foreseeable future.

Cleaning Products

We purchase all our cleaning products in concentrated form from Inventek, and either bottle the products at Inventek or ship them to the Delta Group or another blender/bottles for blending and bottling and then to our distributors.

Marine Products

We currently purchase our TC-3W 2-cycle marine engine oil from Infineum USA L.P. (“Infineum”).  The combination of Infineum’s bio-base oil and additives create the necessary performance attributes that make our marine engine oil effective and biodegradable as determined by ASTM Standards.  Our marine cleaning products are purchased from Inventek.  Infineum and Inventek ship our marine products to the Delta Group or another vendor designated by us for blending and bottling, which then ships the finished product to our distributors and customers.

Surface Washing Agents

We purchase our surface washing agent from Inventek in concentrated form and either ship it directly to our distributors or customers or to the Delta Group for blending and bottling.  The Delta Group then ships the finished product to our distributors and retail customers.

DISTRIBUTION

We have a number of agreements with distributors in the United States and Canada, the most important of which is our five-year worldwide distribution agreement with TTI for G-branded products, which we entered into in December 2008.  TTI is the producer of Ryobi™ and Homelite™ hand-held gas and electric powered outdoor equipment, including grass and weed trimmers, power washers, blowers, chain saws and hedge trimmers.  Under our agreement with TTI, they have the non-exclusive right to distribute all of our products, including all G-OIL® 2-cycle, 4-cycle, Bar & Chain oils and G-CLEAN™ biodegradable detergents, throughout its global distribution network.

TTI has the exclusive right to distribute our non-automotive products through the following channels of distribution: (i) specific retail stores within the United States, Canada and Mexico, including all retailers with an average of at least 40,000 square feet per store, (ii) all marketing channels outside of the United States, Canada and Mexico, and (iii) all marketing channels with respect to any of our new products unless otherwise expressly agreed to in writing. TTI’s exclusive distribution rights are subject to TTI fulfilling a minimum purchase volume of $15,000 of our products during each calendar year following December 2010.  Our agreement with TTI also provides that we will collaborate to devise mutually beneficial marketing strategies and campaigns.  The term of our agreement with TTI will automatically renew for successive five year periods beginning on January 1, 2014, unless earlier terminated pursuant to the agreement or written notice of non-renewal is provided at least one year prior to the expiration of the then current term.  For the fiscal years ended June 30, 2009, 2010 and 2011, approximately 84%, 64% and 41% of our revenues, respectively, were derived from TTI.  TTI beneficially owned approximately 21.6% of our outstanding shares as of June 30, 2011.  Due to additional equity financings subsequent to year end, as of September 1, 2011, the percentage was reduced to 21.4%.

EMPLOYEES

As of September 1, 2011, we employed seven people. None of our employees are members of a union. We believe that we have good relations with our employees.

CORPORATE HISTORY

We were organized under the laws of the State of Delaware on August 7, 2007.

We have one wholly-owned subsidiary, GET Manufacturing, Inc., a Delaware corporation incorporated on June 3, 2008.  We do not own equity interests in any other entity. Our executive offices are located at 10 Bank Street, Suite 680, White Plains, New York 10606 and our telephone number is (877) 438-4761.

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

Since our inception in August 2007, we have incurred net losses in every quarter.  At June 30, 2011, we had cumulative net losses of approximately $57,446.  We also have negative cash flows from operations.    For the year ended June 30, 2011, we have an operating cash flow deficit of $4,189.  Historically, we have funded our operations with proceeds from the sale of debt and equity securities and by settling some of our outstanding obligations with issuances of common stock.  Our growth strategy is to increase our market share through a variety of sales and marketing initiatives, which require significant amounts of capital.  We will also need capital to expand our production capacity and distribution capability.  This is likely to result in additional losses and negative cash flow for the foreseeable future.

If we do not raise additional capital, we will not be able to achieve our growth objectives and we may need to curtail or even discontinue operations.

We do not currently have sufficient financial resources to fund operations.  At June 30, 2011 we had a working capital deficit of $3,003.  Other than an equity credit line in the amount of $15,000, at the present time we have no firm commitments for investment capital and we have no debt facilities, such as a working line of credit or receivables factoring agreement.  However, our right to draw on the equity credit line is limited and subject to certain conditions.  We cannot assure you that we will be able to satisfy all of these conditions at the time we are in need of funds or that the equity credit line will provide us with sufficient working capital to meet all of our cash needs.  If we require additional capital, new sources for such capital may not be available to us when we need it or may be available only on terms that are unfavorable.  If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities.  In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital.  As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

Our equity line of credit may not provide us with sufficient working capital to fund operations.

Under the terms of the equity line of credit provided to us by Lincoln Park Capital, LLC (“LPC”), we may direct LPC to purchase up to $15,000 worth of shares of our common stock over a 30 month period.  The per share purchase price is the lesser of (1) the lowest sale price of our common stock on the purchase date and (2) the lowest purchase price during the 10 consecutive business days prior to the purchase date.  However, our right to have LPC purchase shares of our common stock is limited and subject to certain conditions.  For example, we may not require LPC to purchase more than $50 every two days unless the quoted price of a share of our common stock, as reported on the Over the Counter Bulletin Board electronic trading market exceeds $0.40.  In addition, LPC is not under any obligation to purchase any shares of our common stock on any business day that the quoted price of a share of our common stock is less than $0.20.  The last sale price of a share of our common stock to LPC as quoted by the OTC BB on August 24, 2011 was $0.20.  Assuming LPC purchases all 20,000,000 shares that we have reserved for sale under the Purchase Agreement for a purchase price of $0.22 per share (the closing sale price of the common stock on September 1, 2011), the proceeds to us would only be $4,400.

The extent to which we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.  Even if we sell $15,000 worth of our common stock under our agreement with LPC, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we cannot continue as a going concern, you will lose your entire investment.

In their report in connection with our financial statements for the fiscal year ended June 30, 2011, our independent registered public accounting firm included an explanatory paragraph stating that because we have incurred net losses and have a net capital deficiency and because we require additional funds to meet our obligations, there is substantial doubt as to our ability to continue as a going concern.  If we cannot continue as a going concern, it is likely that your entire investment will be worthless.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.  If we are unable to achieve these goals, we may not be able to continue as a going concern.

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

Our strategic partners include (i) Inventek, which supplies us with our cleaning products and our surface washing agent, (ii) the Delta Group, which supplies us with our performance products and which also provides us with various other services such as bottling, packaging, warehousing and shipping, (iii) Infineum which supplies us with our marine oil (iv) Marketiquette Inc. for sales and marketing and (v) Techtronics Industries North America, Inc. (“TTI”) for distribution.  The loss of any one of these relationships could have an adverse material impact on our business because we do not have the internal resources to bring any of these functions in-house and we do not believe that we could quickly find a replacement for any of these strategic partners.  We cannot assure you that our relationship with any of these entities will continue or that the services they provide to us will be adequate.  If any of these relationships terminate or the level or quality of the services provided by any of our strategic partners is inadequate, our business, operations and financial condition may be adversely impacted.  Until December 2009, we relied on a single source, Bio Tec Fuel and Chemical LLC, to provide us with our performance products.  In December 2009, Bio Tec terminated our agreement forcing us to accelerate the development of our own proprietary formulation and to seek a new contract manufacturer.  It took us approximately eight months to complete the research, development and testing of our proprietary formulation and it was not until July 2010 that Delta Group started to produce our performance products.

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

We depend on Marketiquette to market and sell our products. Marketiquette is owned and operated by our President and his wife. Marketiquette is particularly knowledgeable about the automotive and household products industries, our two principal markets in which we compete.  Over the last two years, Marketiquette has developed marketing programs for our products and built a sales force of approximately 100 sales professionals to sell and market our products.  Our agreement with Marketiquette, as amended to date, automatically renews for an unlimited number of three-year terms can be terminated by either party upon one year prior notice.  If the agreement is terminated or if Marketiquette is not able to continue to effectively market and sell our products, we will have to either engage a new marketing firm or develop our own internal sales and marketing department.  We cannot assure you that we will be able to achieve either of these alternatives.  In particular, building a sales and marketing department will take time and require significant amounts of capital.  This could force us to redirect our resources away from product development or other critical areas of our business.  It could also distract our senior executives from their other duties.  As a result, our revenue and results of operations could be adversely affected.

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

We expect competition to increase as awareness of the environmental and health risks associated with petroleum- and chemical-based products increases and as we demonstrate the success of efficacy of our bio-based products.  A rapid increase in competition could negatively affect our ability to develop new and retain our existing clients and the prices that we can charge.  Many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do.  We cannot be sure that we will have the resources or expertise to compete successfully.  Compared to us, our competitors may be able to:

●	develop and expand their products and services more quickly;
●	adapt faster to new or emerging technologies and changing customer needs and preferences;
●	take advantage of acquisitions and other opportunities more readily;
●	negotiate more favorable agreements with vendors and customers;
●	devote greater resources to marketing and selling their products or services; and
●	address customer service issues more effectively.

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

For the year ended June 30, 2011, we derived approximately 88% of our sales from three customers, TTI, Walmart and Menards, Inc.  We cannot assure you that we can sustain these levels of sales to these customers.  If we do not diversify our customer base and any of these customers eliminates or reduces its reliance on us, our losses will increase.

We rely on certain key personnel.  If any of our key employees leave and we cannot replace them with persons with comparable skills, our business will suffer.

Our performance depends, to a significant extent, upon the efforts and abilities of our senior executive officers.  The departure of any of our executive officers could have an adverse effect on our business and we cannot assure you that we would be able to find qualified replacements for any of those individuals if their services were no longer available for any reason.  In September 2010, our president, Simon Higgs resigned as an officer and director and in April 2011, our chairman and chief executive officer, William “Jeff” Marshall, also resigned as an officer and director.  Rather than hire new executives, the Board decided to reassign Mr. Higgs’ and Mr. Marshall’s duties to our two remaining senior executives, Jeff Loch and Greg Adams.

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

Our revenue for the most recent fiscal year, which ended June 30, 2011, was $7,503, an increase of 209% over the revenues in the immediate preceding fiscal year.  For the current fiscal year we are anticipating similar growth.  The ability to manage and operate our business as we execute our growth strategy will require effective planning.  Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines, resulting in loss of market share and other problems that could adversely affect our reputation and financial performance.  Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources.  Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures.  If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

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

We may pursue acquisitions of companies, assets or complementary technologies in the future. Acquisitions may expose us to business and financial risks that include, but are not limited to:

●	diverting management’s attention;
●	incurring additional indebtedness;
●	dilution of our common stock due to issuances of additional equity securities;
●	assuming liabilities, known and unknown;
●	incurring significant additional capital expenditures, transaction and operating expenses, and non-recurring acquisition-related charges;
●	the adverse impact on our earnings of the amortization of identifiable intangible assets recorded as a result of acquisitions;
●
the adverse impact on our earnings of impairment charges related to goodwill recorded as a result of acquisitions should we ever make such a determination that the goodwill or other intangibles related to any of our acquisitions was impaired;

●	failing to integrate and assimilate the operations of the acquired businesses, including personnel, technologies, business systems and corporate cultures;
●	poor performance and customer dissatisfaction with the acquired company;
●	entering new markets;
●	failing to achieve operating and financial synergies anticipated to result from the acquisitions; and
●	failing to retain key personnel of, vendors to and customers of the acquired businesses.

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

Risks Relating to Ownership of Common Stock

There is, at present, only a limited trading market for our common stock and we cannot assure you that an active trading market for either or both of these securities will develop.

    From August 2007 until March 8, 2011 our common stock was quoted on the OTC QB, an electronic quotation service for securities traded over-the-counter, under the symbol GETG.  Since March 9, 2011 our stock has been quoted on the OTCBB under the symbol GETG.OB.  Since our shares have been quoted on the OTCBB, daily trading volume has ranged from 1,100 shares to 333,800 shares, with a daily average of 67,776 shares.

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

We are subject to the “penny stock” rules, which could adversely affect the trading volume and market price of our shares.

Trades of our common stock are subject to the “penny stock” rules promulgated by the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.  The SEC also has other rules that regulate broker/dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  These disclosure requirements have the effect of reducing the level of trading activity for our common stock.  As a result of the foregoing, investors may find it difficult to sell their shares.

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

The market price for our common stock is highly volatile.  Since August 2007, the price of a share of our common stock has traded from a low of $0.16 to a high of $4.59.  This extreme volatility could result in substantial losses for investors.  The market price of our securities may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

●	quarterly and seasonal variations in operating results;
●	changes in financial estimates and ratings by securities analysts;
●	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;
●	publicity about our company, our services, our competitors or business in general;
●	additions or departures of key personnel;
●	fluctuations in the costs of materials and supplies;
●	any future sales of our common stock or other securities; and
●	stock market price and volume fluctuations of publicly-traded companies in general and in the automotive aftermarket industry in particular.

In addition, this volatility may give rise to investor lawsuits diverting management’s attention and valuable company resources from our business.

We are controlled by a limited number of stockholders, which will limit your ability to influence the outcome of key decisions and which adversely impact the trading price of our stock.

At June 30, 2011, our executive officers and directors, in the aggregate, beneficially owned 8.9% of our common stock and TTI beneficially owned 21.6% of our common stock.  Due to stock issuance subsequent to June 30, 2011, these percentages have declined slightly.  As a result, each of these groups of stockholders have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation.  This de facto control could be disadvantageous to our other stockholders with interests that differ from those of the control group, if these stockholders vote together.  For example, the control group could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other stockholders.  In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of September 1, 2011, we had 151,440,378 shares of common stock issued and outstanding.  In addition, as of September 1, 2011, we had reserved an additional 65,314,896 shares for issuance as follows:

●	40,000,000 shares reserved for issuance under our stock option plan, of which 25,458,750 underlie outstanding options at September 1, 2010;
●	7,689,722 shares underlying outstanding warrants; and
●	17,625,174 shares reserved for sale to LPC (originally 20,000,000 but reduced by shares issued to LPC under the Purchase Agreement on or before September 1, 2011).

The sale of a significant number of shares of our common stock, or the perception of such a sale, could cause the market price of our common stock to decline. Depending upon market liquidity at the time, a sale of shares under this prospectus at any given time could cause the trading price of our common stock to decline. While we control the timing of our sales to LPC, we have no control over when LPC will sell their shares. Since sales to LPC by us under the agreement will be at a discount to the market price on the day of sale, such sales may result in further erosion to the market price of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the agreement may be terminated by us at any time at our discretion without any cost to us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our current lease in White Plains, New York will expire on October 31, 2011.  We entered into a new lease for approximately 2,500 square feet of office space expiring September 30, 2013, whereby we will move our headquarters from White Plains, New York to Hawthorne, New York.

Our lease for approximately 5,045 square feet of warehouse and office space for our sales and marketing offices which are located in Celebration, Florida will expire in September 2012.

We also have a month to month lease of approximately 640 square feet of office space in Davis, California. This facility houses our lab and research and development personnel.

We believe that our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS.

SEC Investigation

As previously reported, in December 2009, the SEC served us with a subpoena for the production of documents concerning issuances of our common stock, the removal of restrictive legends from certificates evidencing our common stock, the existence of restrictions on our common stock and documents supporting various press releases issued in 2008.  We complied with the subpoena by producing the requested documents.  On August 29, 2011 the SEC notified us that they have completed their investigation and do not intend to recommend any enforcement action against us.

From time to time, we may become involved in routine litigation incidental to our business.  Further, product liability claims may be asserted in the future relative to events not known to management at the present time.  Management believes that our risk management practices, including our insurance coverage, are reasonably adequate to protect against potential material product liability losses.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

                AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

Prior to March 9, 2011, our stock was quoted on the OTC Market Group Inc.’s OTC QB under the symbol “GETG”.  On March 9, 2011 the Financial Industry Regulatory Authority approved our common stock for quotation on the Over-the-Counter Bulletin Board (OTCBB) under symbol “GETG”.  The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by the OTC Market Group Inc.’s OTC QB or the OTCBB.

	Price Range Per Share
	High ($)	Low ($)
Year Ending June 30, 2011
First Quarter	0.71	0.35
Second Quarter	0.37	0.21
Third Quarter	0.56	0.25
Fourth Quarter	0.42	0.21

Year Ending June 30, 2010
First Quarter	0.78	0.20
Second Quarter	1.06	0.14
Third Quarter	0.45	0.27
Fourth Quarter	0.67	0.27

On September 1, 2011, the last trade price of our common stock on the OTCBB was $0.22.

Holders

As of September 1, 2011, there were approximately 379 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In May 2011, we issued 126,000 shares of our common stock for gross proceeds of $35 in a private placement transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report.

Equity Compensation Plans

Our 2008 Stock Award and Incentive Plan, as amended (the “Plan”) was adopted for the purpose of (i) attracting, retaining, motivating and rewarding our employees and non-employee directors, (ii) providing for equitable and competitive compensation opportunities, recognize individual contributions and reward achievement of our goals, and (iii) promoting the creation of long-term value for stockholders by closely aligning the interests of Plan participants with those of stockholders. The terms of the Plan provide for the granting of both stock-based and cash-based incentives, including incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock unit. The total number of shares of our common stock that may be awarded under the Plan and issued on the exercise of awards is equal to 40,000,000 shares, subject to adjustments in certain circumstances. In addition, the Plan limits the maximum amount of shares that may be subject to awards under the Plan granted to any one individual per year to 5,000,000 shares. The persons eligible to receive awards under the Plan are our employees, including any of our executive officer or non-employee directors, any person who has been offered employment by us, provided that such prospective employees may not receive any payments or exercise any rights relating to their awards until their commencement of employment with us, or our consultants. The Plan is administered by the Compensation Committee of the Board of Directors.

The Board may terminate the Plan without stockholder approval or ratification at any time. Unless sooner terminated, the Plan will terminate in 2018. The Board may also further amend the Plan, provided that no amendment will be effective without approval of our stockholders if stockholder approval is required to satisfy any applicable statutory or regulatory requirements.

The following table summarizes the options granted under the Plan as well as warrants granted outside the Plan as of June 30, 2011. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance

Equity compensation plans approved by stockholders	40,000,000	(1)	$0.39	14,541,250	(2)
Equity compensation plans not approved by stockholders	--		--	--

Total	40,000,000	(1)	$0.39	14,541,250	(2)

(1)	Includes 25,458,750 options issued and outstanding in the 2008 Stock Award and Incentive Plan with a weighted average exercise price of $0.39 per share.
(2)	Includes Common Stock available for issuance under the 2008 Stock Award and Incentive Plan.

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

Our G-brand family of products includes G-OIL®, G-FUELTM, G-CLEAN™, G-GLASS™ and G-MARINE™.  These products are offered in a wide range of automotive, outdoor power equipment and marine categories, primarily performance and cleaning solutions.  Our products are produced for us under supply and requirements contracts with domestic manufacturers.  We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals. Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Menards, ACE Hardware and Canadian Tire Corporation. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market, oil and gas market and marine market.

We spent the first half of fiscal 2011 securing our working relationship with our new principal supplier, Delta Companies Group (“Delta”), building inventory to support sales growth for new and existing customers and continued our ongoing efforts to formulate and develop additional performance and appearance products.   During the second half of fiscal 2011 we shifted our focus to servicing and fulfilling customer orders, obtaining certifications and generating new sales opportunities. Fiscal 2011 has proved to be a qualification year that allowed us to establish a base to build our “G” brand for fiscal 2012, while also proving to us that consumers are willing to put bio-based biodegradable oil into their automobiles and home power equipment engines.

Key accomplishments during our fiscal year ended June 30, 2011 include:

●
In September 2010 we entered into a Product Production and Sales Agreement with the Delta. Under this agreement, Delta agreed to produce and sell to us performance products based on the formulations and specifications that we provide.  Delta purchases all the raw materials, including the bio-base as well as the various additives and other ingredients, blends, bottles, tests, warehouses and ships the finished products to our customers.

●
In December 2010 we expanded our relationship with Techtronic Industries North America, Inc. ("TTI-NA").  We work closely with TTI-NA to provide several outdoor power equipment oil solutions at varying weights and at several price points with Delta in order to provide a wide assortment of private label and co-branded engine oil options.

●
In February 2011 we commenced shipping certain products to Walmart.  Our G-OIL® 2 Cycle and 4 Cycle SAE 30 Bio-synthetic "green" Engine Oil and G-FUEL Fuel Stabilizer, are now available at over 2,800 Wal-Mart locations, with a targeted distribution of G-OIL® Bio-based "green" Bar & Chain Oil in select markets and our G-OIL 5W-30 Bio-based Full Synthetic Motor Oil is in over 2,100 stores.

●
In February 2011 we entered into a partnership with the U.S. Environmental Protection Agency's Design for the Environment (DfE) Program, promoting environmental, technological and efficiency benefits. Under the agreement, our line of appearance products (G-CLEAN™), have been recognized by the DfE for its minimized risk to users and to the environment.

●
In April 2011 our products were recognized by the U.S. Department of Agriculture (USDA) in their first certified bio-based label program. Bio-based products are those composed wholly or significantly of agricultural ingredients – renewable plant, animal, marine or forestry materials. Products recognized in the USDA bio-based label program include our 2-Cycle, 4-cycle SAE 30 and 10W-30 Bio-Synthetic Engine Oils and our 5W-30 Bio-Based Full Synthetic Motor Oil.

●
In May 2011 our G-CLEAN™ concentrated cleaning products were approved to carry The Home Depot's Eco Options label, a certification for products that meet certain environmental performance criteria.  The Eco Options label identifies products that have less of an impact on the environment than competing products.  Specifically, Eco Options products offer one or more of the following benefits: energy efficiency, water conservation, healthy home, clean air, and sustainable forestry.

●
In May 2011 we entered into a multi-race partnership with RAB Racing to support NASCAR's "green" initiative. RAB Racing is a highly competitive team in the NASCAR Nationwide Series and has showcased G-OIL on the No. 09 Toyota Camry driven by Kenny Wallace.  In addition we sponsor the Dyson Racing Team, Inc. in the LMP1 class in the American Le Mans Series which consist of 11 races.

●
In June 2011 we commenced shipping automotive motor oil performance products and our full line of "G"-Branded appearance products to Strauss Auto stores. Our motor oil is sold in 24 New Jersey Strauss Auto locations and automotive appearance products are in 52 locations throughout New Jersey, New York and Pennsylvania. Also in June 2011 we started distributing a line of G-CLEAN™ pressure washing equipment, including pack-in of our ultimate biodegradable concentrated cleaners and 4-cycle SAE 30 Bio-Synthetic Engine Oils, to Menards home improvement stores. Menards operates more than 250 home improvement stores with locations in Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Wisconsin and Wyoming.

Results of Operations

Comparison of the years 2010 and 2011

Revenues

Our activities for the years ended June 30, 2010 and 2011 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, recruiting personnel, development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations for the years ended June 30, 2010 and 2011 are as follows:

	Years Ended June 30,
	2010	2011
	($000’s)
Net sales	$2,430	$7,503
Loss from operations	$(12,295)	$(9,672)
Settlement charges	$(551)	$(2,528)
Other expense	$(38)	$(8)
Net loss	$(12,884)	$(12,208)

Net Sales

Net sales for the year ended June 30, 2010 were $2,430 primarily attributed to sales of bar and chain lubricants, 4-cycle oil, grill & surface cleaners, pressure washer cleaners, all purpose cleaner and  fuel stabilizer.  Net sales for year ended June 30, 2011 were $7,503, primarily attributed to sales of 2-cycle and 4-cycle engine oils, G-CLEAN™ pressure washing equipment, 5W-30 motor oil and grill cleaner.  The increase in net sales from 2010 to 2011 is a result of higher shipments of our 2-cycle and 4-cycle engine oils, 5W-30 motor oil and sales of the G-CLEAN™ pressure washing equipment.

For the fiscal year ended June 30, 2010, approximately 83% of our sales were from two customers, TTI and Ace Hardware Corp.  For the fiscal year ended June 30, 2011, approximately 88% of our sales were from three customers, TTI, Walmart and Menards, Inc.  Net sales are comprised as follows:

	Years Ended June 30,
	2010	2011
	($000’s)
Performance products	$1,297	$4,917
Cleaning products	$1,133	$2,586

Total	$2,430	$7,503

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the years ended June 30, 2010 and 2011 were approximately $1,990 and $6,320, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2010 to 2011 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance, fees for professional services and non-cash charges for stock compensation.  Selling, general and administrative expenses for the years ended June 30, 2010 and 2011 include the following:

	Years Ended June 30,
	2010	2011
	($000’s)
Salaries	$1,175	$854
Selling, marketing, public relations and related	$2,291	$3,115
Development, product release and testing	$404	$651
Management and operating fees	$853	$617
Legal and professional	$839	$401
Occupancy, communications and all other, net	$1,475	$721

Total selling, general and administrative expenses	$7,037	$6,359

The decrease in salaries from fiscal 2010 to 2011 is due to prior year bonus accruals in February 2010 and the resignation of our former president and chief operating officer in September 2010.  The increase in sales and marketing expenses from the 2010 period to the 2011 period is primarily due to higher auto racing sponsorship fees, partially offset by decreased promotion and shipping costs.  The increase in development, product release and testing from the 2010 period to the 2011 period is primarily due to the independent testing fees to obtain the SN rating from the American Petroleum Institute (API) for our 5W-30 motor oil.  The decrease in management and operating fees from the 2010 period to the 2011 period is due to the termination of our agreement with Kwik Paint Products.  The decrease in legal and professional fees from the 2010 period to the 2011 period is primarily due to lower legal and audit fees, exclusive of legal fees incurred to settle the Zuckerman litigation (refer to “settlement and legal charges”).  The decrease in occupancy, communications and all other from the 2010 period to the 2011 period is primarily due to the prior year information system charges and lower expenses for travel, rent, board of director’s fees and telecommunication charges.

Stock-based compensation

Stock-based compensation expense for the years ended June 30, 2010 and 2011 was approximately $3,718 and $4,107, respectively.  The increase from the 2010 period to the 2011 period is primary due to an increase in the number of stock option grants in fiscal 2011 as compared to fiscal 2010 and the issuance of stock for consulting services rendered.

Impairment of Supplier Assets

On December 4, 2009 we received a notice from Bio Tec, at the time our principal supplier of performance products, that it was terminating its agreement with us.  As a result, we recorded charges of $1,546 for the year ended June 30, 2010.  On July 21, 2010 we entered into a settlement agreement with Bio Tec.  However, we determined that amounts owed to us may not be collectable and the carrying amounts of assets related to Bio Tec may not be recoverable.  As such for the fiscal year ended June 30, 2010, we recorded an impairment loss of $610 related to our exclusive rights to Bio Tec’s formulations, wrote off $596 for inventory, recorded a charge of $286 for fixed assets at the Bio Tec facility, and expensed other Bio Tec related assets totaling $54.  If we determine charges recorded are deemed collectable or recoverable we will reverse these amounts in future periods to the impairment of supplier assets.

Depreciation and amortization

Depreciation and amortization expense for the years ended June 30, 2010 and 2011 was approximately $434 and $389, respectively.  Depreciation charges totaled $39, and $25 for the years ended June 30, 2010 and 2011, respectively, and amortization expense for intangible assets totaled $395 and $364 for the years ended June 30, 2010 and 2011, respectively.  The decrease in amortization expense from the 2010 period to the 2011 period is primarily due to the impairment of certain intangible assets in 2010. Depreciation and amortization expense is excluded from cost of sales.

Settlement and legal charges

For the year ended June 30, 2010, we recorded legal charges of $551 in connection with the Zuckerman litigation.  For the year ended June 30, 2011, we recorded settlement and legal charges of $2,528 in connection with the Zuckerman litigation, which included (i) $1,435 for 3,500,000 of shares issued to the plaintiffs in the settlement, (ii) $100 cash paid to the plaintiffs and (iii) $993 of legal fees.

Interest expense, net

Net interest expense for the years ended June 30, 2010 and 2011 was approximately $38 and $8, respectively.  Interest expense consists of interest due on notes payable to related parties.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund. The decrease in interest expense is due to the re-payment of notes payable to related parties and a reduction of the interest rate on the secured note dated December 28, 2007.  Interest expense is currently accruing at approximately $3 per quarter.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010 and 2011, we had $1,360 and $772, respectively, in cash and an accumulated deficit of $45,238 and $57,446, respectively.  At June 30, 2010 we had working capital of $371.  At June 30, 2011, we had a working capital deficit of $3,003.

Net cash used by operating activities was $7,816 and $4,189 for the years ended June 30, 2010 and 2011, respectively.  The decrease from the 2010 period to the 2011 period was primarily due to an increase in accounts payable, partially offset by payments made to vendors for the year ended June 30, 2011.

Net cash provided in financing activities was $8,534 and $3,601 for the years ended June 30, 2010 and 2011, respectively. The decrease in financing activities is primarily due to lower cash receipts from private placement transactions. The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

We currently have no material commitments for capital expenditures.  Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  During the years ended June 30, 2010 and 2011, our cash used for investing activities (capital requirements) was $55, and $0, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, advertising and packaging finished goods to fulfill orders.

Losses from operations are continuing subsequent to June 30, 2011 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.  From July 1, 2010 through June 30, 2011, we issued 11,751,000 shares of common stock for gross proceeds of $2,661 in private placement transactions and issued 200,000 shares of our common stock, with a market value on the date of issuance equal to $106, to pay a consultant for services rendered.

On March 7, 2011, we signed a $15,000 Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), an accredited investor.  At our sole discretion, over a 30-month period beginning on the effective date of the registration statement covering the sale of those shares, we can sell shares of common stock to LPC in amounts up to $50 per sale, subject to the satisfaction of certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $15,000.

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

The amount that we may sell to LPC as often as every two business days will increase as follows:  (i) $75 if, on the purchase date, our share price is not below $0.40 per share; (ii) $150 if, on the purchase date, our share price is not below $0.60 per share; (iii) $150 if, on the purchase date, our share price is not below $0.90 per share; (iv) $250 if, on the purchase date, our share price is not below $1.50 per share.  The price at which LPC would purchase these accelerated amounts of our stock will be the lesser of (1) the lowest sale price of our common stock on the purchase date and (2) the lowest purchase price (as described above) during the 10 consecutive business days prior to the purchase date.

During the fiscal year ending June 30, 2011, we issued 1,045,000 shares of common stock for gross proceeds of $300 and 17,000 shares of common stock for commitment fees to LPC.  Total shares remaining to be purchased under the agreement are 18,955,000 shares.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2011, our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of June 30, 2011, we had an accumulated deficit of $57,446, with total stockholders’ deficit of $1,640.  We had a working capital deficit of $3,003 at June 30, 2011.

We continue to have discussions with existing and potential new investors regarding an investment in us.  Although we do not have any firm commitments, we intend to continue these discussions.  Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment or increase revenues.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

Contractual Arrangements

Significant contractual obligations as of June 30, 2011 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$150	$89

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

Intangible Assets – Intangible assets are carried at cost less accumulated amortization. For financial reporting purposes, amortization of intangibles has been computed over an estimated useful life of seven years using the straight-line method.

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

We have considered our long-lived assets as one asset group.  In addition, we considered recent equity raises and our market capitalization.  On June 27, 2011, we issued stock in a private placement at $0.25 per share for a total market capitalization in excess of $38 million (150 million shares x $0.25) and at September 1, 2011 our market capitalization is in excess of $33 million (151 million shares x $0.22), well in excess of the asset’s carrying value. As such, our asset groups have estimated fair values that are in excess of the carrying value.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

Management has conducted, with the participation of our President and our Chief Financial Officer, an assessment of our internal control over financial reporting as of June 30, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have concluded that we did maintain effective internal control over financial reporting as of June 30, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Changes in Internal Control Over Financial Reporting

           There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated herein by reference to our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than October 28, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than October 28, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than October 28, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference herein to our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than October 28, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference herein to our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than October 28, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report:

1.     Financial Statements.  The following financial statements and the report of our independent auditor thereon, are filed herewith.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of June 30, 2010 and 2011

●	Consolidated Statements of Operations for the years ended as of June 30, 2010 and 2011

●	Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2011

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2010 and 2011

●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules — See response to Item 15(c) below.

3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

Exhibit Numbers	Description
3.1(a)	Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment of Certificate of Incorporation(1)
3.1(c)	Certificate of Merger of Foreign Corporation into a Domestic Corporation(1)
3.1(d)	Certificate of Correction of Certificate of Incorporation(1)
3.1(e)	Certificate of Correction of Certificate of Amendment(1)
3.1(f)	Certificate of Correction of Certificate of Merger(1)
3.1(g)	Certificate of Ownership and Merger(1)
3.2	By-Laws(1)
4.1	Specimen Stock Certificate(1)
4.2	Form of Option Agreement(1)
10.1	2008 Stock Award and Incentive Plan, as amended(1)
10.2	**Employment Agreement with William J. Marshall(1)
10.3	**Employment Agreement with Greg Adams(1)
10.4	Agreement with Inventek Colloidal Cleaners, LLC(1)
10.5	Distribution Agreement with Techtronics Industries North America, Inc.(1)
10.6	Promissory Note in the aggregate principal amount of $300,000(1)
10.7	Promissory Note in the aggregate principal amount of $125,000(1)
10.8	Agreement with Bio Tec Fuel and Chemical, LLC(1)
10.9	Letter Agreement with Kwik Paint Products(1)
10.10	Agreement with Marketiquette, Inc.(1)
10.11	Investment Agreement with Techtronics Industries Co., Inc.(1)
10.12	**Amendment No. 1 to Employment Agreement with Greg Adams(1)
10.13	Assignment of Invention, Priority Rights and Rights to Apply for Patents by Mathew Zuckerman(1)
21.1	Subsidiaries of Green Earth Technologies(1)
23.1	Consent of Friedman LLP*
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chairman and Chief Executive Officer and chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*     Filed herewith.
**  This exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Company’s Securities and Exchange Act of 1934 Registration Statement on Form 10 on October 6, 2009, as amended.

(c)	Financial Statement Schedules.

See the attached Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GREEN EARTH TECHNOLOGIES, INC.
Financial Statement Schedule
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended June 30, 2009	$20	48	-	$68
Year ended June 30, 2010	$68	32	(55)	$45
Year ended June 30, 2011	$45	60	(25)	$80
Inventory Reserve
Year ended June 30, 2009	$-	348	-	$348
Year ended June 30, 2010	$348	551	(129)	$770
Year ended June 30, 2011	$770	200	(245)	$725
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

Green Earth Technologies, Inc.

By:	/ S / JEFFREY LOCH
Jeffrey Loch
President and Chief Marketing Officer Date: September 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BUICKO	Chairman of the Board of Directors	September 07, 2011
David M. Buicko	Director

/s/ GREG D. ADAMS	Chief Operating Officer,	September 07, 2011
Greg D. Adams	Chief Financial Officer and Secretary

/s/ JEFFREY LOCH	President, Chief Marketing Officer	September 07, 2011
Jeffrey Loch	Director

/s/ WILLIAM J. MARSHALL	Director	September 07, 2011
William J. Marshall

/s/ JANET JANKURA	Director	September 07, 2011
Janet Jankura

/s/ HUMBERT POWELL	Director	September 07, 2011
Humbert Powell

GREEN EARCH TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Earth Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Green Earth Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the each of the two years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the two years period ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's losses, negative cash flows from operations, working capital deficit and its ability to pay its outstanding liabilities through fiscal 2012 raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Friedman LLP
East Hanover, New Jersey
September 7, 2011

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,360	$772
Trade receivables, less allowance of $45 and $80	419	2,428
Inventories, net	1,788	957
Prepaid expenses and current assets	183	543
Total current assets	3,750	4,700

Property and equipment, net	82	57
Intangibles, net	1,670	1,306
	$5,502	$6,063

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,679	$4,932
Accrued expenses	1,093	1,251
Deferred revenue, related party	407	380
Notes payable, related party	200	1,140
Total current liabilities	3,379	7,703

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 300,000,000 shares authorized, 140,018,153 and 150,042,965 shares issued and outstanding, as of June 30, 2010 and June 30, 2011	140	150
Additional paid-in capital	47,221	55,656
Accumulated deficit	(45,238)	(57,446)
Total stockholders' equity (deficit)	2,123	(1,640)

	$5,502	$6,063

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended June 30,
	2010	2011

Net sales	$2,430	$7,503

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	1,990	6,320
Selling, general and administrative expense	7,037	6,359
Stock-based compensation	3,718	4,107
Impairment of Supplier Assets	1,546	-
Depreciation and amortization	434	389
	14,725	17,175

Loss from operations	(12,295)	(9,672)

Settlement and legal charges	(551)	(2,528)
Interest expense, net	(38)	(8)

Loss from operations before income taxes	(12,884)	(12,208)

Income tax	-	-

Net loss	$(12,884)	$(12,208)

Basic and diluted net loss per common share	$(0.11)	$(0.09)

Basic and diluted weighted average common shares outstanding	115,687,087	140,460,591

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid In Capital	Common Stock Subscription		Accumulated Deficit
	Shares	Amount					Total

Balance at June 30, 2009	85,745,486	$86	$30,964		$2,000	$(32,354)	$696

Private placement of common stock (including 15,089,722 warrants and 325,000 shares issued for placement fees)	23,556,000	24	6,569		-	-	6,592

Private placement of common stock from TTI	14,666,667	14	3,186		(2,000)	-	1,200

Product Liability Settlement	8,000,000	8	1,592		-	-	1,600

Warrants Exercised – TTI	8,000,000	8	1,192		-	-	1,200

Stock-based compensation expense	50,000	-	3,718		-	-	3,718

Net loss	-	-	-			(12,884)	(12,884)

Balance at June 30, 2010	140,018,153	$140	$47,221	$		$(45,238)	$2,123

Private placement of common stock	11,750,512	12	2,649		-	-	2,661

Shares exchange	(6,000,000)	(6)	6		-	-	-

Commitment shares from LPC financing	574,300	1	241		-	-	242

Shares issued in settlement of Zuckerman litigation	3,500,000	3	1,432		-	-	1,435

Stock-based compensation	200,000	-	4,107		-	-	4,107

Net loss	-	-	-		-	(12,208)	(12,208)

Balance at June 30, 2011	150,042,965	$150	$55,656		$-	$(57,446)	$(1,640)

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2010	2011
Cash flows from operating activities
Net loss	$(12,884)	$(12,208)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	434	389
Shares issued in settlement of Zuckerman litigation	-	1,435
Stock-based compensation expense	3,718	4,107
Allowance for accounts receivable	(32)	60
Increase in allowance for inventory	551	200
Impairment of intangibles	20	-
Impairment of supplier assets	1,546	-
Changes in assets and liabilities
Accounts receivable	(108)	(2,069)
Inventories	(445)	631
Prepaid expenses and other current assets	(11)	(118)
Accounts payable	(585)	3,253
Accrued expenses	248	158
Deferred revenue	(268)	(27)

Net cash used in operating activities	(7,816)	(4,189)

Cash flows used in investing activities
Acquisition of equipment	(55)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	8,992	2,661
Proceeds from notes payable, related party	10	1,000
Repayment of notes payable	(468)	(60)

Net cash provided by financing activities	8,534	3,601

Net increase (decrease) in cash	663	(588)

Cash and cash equivalents
Beginning of year	697	1,360
End of year	$1,360	$772

Interest payments	$4	$-
Income taxes paid	$21	$6

Supplemental information from non-cash investing and financing activities
Conversion of debt to equity	$1,600	$-
Commitment shares for financing activity	$-	$242
Conversion of accounts payables to notes payable	$20	$-

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $12,208 and net cash used in operations of $4,189 for the year ended June 30, 2011 and had a working capital deficit of $3,003 and stockholders’ deficit of $1,640. The Company has relied upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities in the past and there is no assurance that it will be able to do so in the future.

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

The Company plans to increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company will attempt to obtain additional capital or through its agreement with Lincoln Park Capital Fund, LLC (“LPC”, see note 9) in order to enable it to continue to meet its financial obligations until it achieves profitability.  There can be no assurance that the Company will be able to raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have a substantial adverse effect on the Company’s business, operations and financial condition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Green Earth Technologies, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; net realizable value of inventory, provision for income taxes; derivative financial instruments; asset impairments; revenue recognition; depreciation and amortization; and other contingencies.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Cash and Cash Equivalents - Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations.  For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured.  The Company recognizes revenue when product is shipped or when it is received by the customer, depending on the contractual terms. The Company’s revenue is comprised of the sale of its products to retailers and distributors.

Allowance for Doubtful Accounts – The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from customers’ failure to make payments. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience; (2) aging of the accounts receivable; and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers. The Company wrote-off $25 of uncollectible accounts receivable for the period ended June 30, 2011.

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

Intangible Assets – Intangible assets are carried at cost less accumulated amortization. For financial reporting purposes, amortization of intangibles has been computed over an estimated useful life of seven years using the straight-line method.  Amortization charges totaled $395 and $364 during the years ended June 30, 2010 and 2011, respectively.  Amortization expenses have been included in operating expenses.

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

Stock Based Compensation – The Company accounts for stock-based awards to recipients in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options.  The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model.  For all employee stock options, the Company recognizes compensation expense over the requisite service period (generally, the vesting period of the stock-based aware).  The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate.  Any changes in these highly subjective assumptions could significantly impact stock-based compensation expense.

Stock-based awards to non-employee in exchange for services are accounted for as variable awards in accordance with applicable accounting principles.  The awards are re-valued each reporting period until fully vested in accordance with the terms and conditions of the award.

Advertising and Promotional Costs – Advertising and promotion costs, which are included in selling, general and administrative expense, are expensed as incurred.  During the years ended June 30, 2010 and 2011, advertising and promotion costs totaled $1,855 and $2,824, respectively.

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the years ended June 30, 2010 and 2011, shipping cost totaled $436 and $291, respectively.

Research and Development Costs – Research and development costs, which are included in selling, general and administrative expense, consist primarily of salaries and employment related expenses, independent testing fees and allocated facility costs.  All such costs are charged to expense as incurred. During the years ended June 30, 2010 and 2011, research and development costs totaled $404 and $651, respectively.

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

	Years Ended June 30,
	2010	2011
Potentially dilutive securities:
Outstanding time-based stock options	8,436,000	25,459,000
Outstanding time-based restricted stock	4,000,000	-
Warrants	7,690,000	7,690,000

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

The Company’s financial instruments at June 30, 2011 consist of accounts receivable, accounts payable and notes payable.  The Company believes the reported carrying amounts of its accounts receivable, accounts payable and related party debt approximate fair value, based upon the short-term nature of these instruments.

3.             SETTLEMENT AND LEGAL CHARGES

The Company was the party defendant in action titled Mathew Zuckerman et. al. v. Green Earth Technologies, Inc. et. al. (the “Zuckerman Case”), filed in November 2009.  On March 30, 2011, the United States District Court for the Central District of California issued an order settling the Zuckerman Case.  Pursuant to the terms of the settlement, the Company paid the plaintiffs the sum of $100 and issued 3,500,000 shares of its common stock to the plaintiffs.  The Company recorded a charge of $1,435 related to the shares based on a closing price of $0.41 on the date of issuance.  In connection with the Zuckerman Case, the Company incurred legal charges of $551 and $993 for the years ended June 30, 2010 and 2011, respectively.  Total litigation settlement costs for June 30, 2011 was approximately $2,528.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

4.             INVENTORIES, NET

Inventories consist of the following:

	June 30, 2010	June 30, 2011
Raw materials	$1,377	$402
Finished goods	411	555
	$1,788	$957

Inventories are presented net of reserves of $770 and $725 at June 30, 2010 and 2011, respectively.  The Company wrote-off approximately $245 of worthless inventory during the period ended June 30, 2011.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2010	June 30, 2011	Estimated Useful Lives
Research & Development equipment	$93	$93	5-10
Furniture, fixtures and office equipment	23	4	3-5
Total property and equipment, gross	116	97
Less: accumulated depreciation	34	40
	$82	$57

Depreciation charges totaled $39 and $25 for the years ended June 30, 2010 and 2011, respectively.  The Company wrote-off approximately $19 of fixed assets that were fully depreciated.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2010	June 30, 2011	Estimated Useful Lives
Purchased Technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	880	1,244
	$1,670	$1,306

Expected amortization of intangible assets is as follows:

June 30
2012	$364
2013	364
2014	364
2015	214
$1,306

Amortization expenses included in depreciation and amortization totaled $395 and $364 for the years ended June 30, 2010 and 2011, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

7.	ACCRUED EXPENSES

Accrued liabilities consist of the following:
	June 30, 2010	June 30, 2011
Accrued payroll and taxes	$643	$714
Accrued interest	220	229
Accrued board of director fees	103	133
Other	127	175
	$1,093	$1,251

8.	NOTES PAYABLE, RELATED PARTY

Notes payable consist of the following:

	June 30, 2010	June 30, 2011
Secured note dated December 28, 2007	$200	$140
Secured note dated May 20, 2011	-	1,000
	$200	$1,140

The secured note dated December 28, 2007, as amended is held by a former officer of the Company.  In April 2011, the note was extended to December 31, 2011 and the interest rate was changed to the Wall Street Journal Prime Rate (currently 3.25%) to be adjusted at the beginning of each month effective April 1, 2011.  As of June 30, 2010 and 2011, the balance due was $200 and $140, respectively, plus accrued interest of $220 and $228, respectively.

The secured note dated May 20, 2011, is held by TTI, a related party.  The due date is December 31, 2011 and the interest rate is 1% per month.   As of June 30, 2011, the balance due was $1,000,000 plus accrued interest of $1.

9.	STOCKHOLDERS DEFICIT

Private Placements

From July 1, 2010 through June 30, 2011, the Company issued 11,751,000 shares of common stock for gross proceeds of $2,661 in private placement transactions.

Restricted Stock

In December 2010, the Company granted stock options covering 4,000,000 shares of the Company’s common stock, vesting on January 5, 2011 to the Company’s former Chief Executive Officer upon his forfeiture of 4,000,000 unvested restricted shares of the Company’s common stock that was due to him.  The Company accounted for this exchange as a type I modification of a share-based award.  The Company assessed the fair value of the awards on the modification date and determined that no incremental value was present and therefore no additional compensation expense was recorded.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Share Exchange

In September 2010, the Company exchanged stock options covering 6,000,000 shares of the Company’s common stock, vesting immediately to the Company’s former Chief Executive Officer upon his forfeiture of 6,000,000 restricted shares of the Company’s common stock previously issued to him.  The Company accounted for this exchange as a type I modification of a share-based award.  The Company assessed the fair value of the awards on the modification date and determined that no incremental value was present and therefore no additional compensation expense was recorded.

Stock Options

Common stock available for equity awards under the 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”), is 40,000,000 shares as of June 30, 2011. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.  At June 30, 2011, 14,541,250 shares are available for future grants under the 2008 Plan.

Option activity for the year ended June 30, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	8,436,250	$0.43	9.0 years
Granted	11,835,000	$0.37
Share Exchange	6,000,000	$0.39
Exercised	-0-
Forfeited and Cancelled	(812,500)	$0.49
Outstanding at June 30, 2011	25,458,750	$0.39	9.0 years	$240
Exercisable at June 30, 2011	14,358,333	$0.39	8.9 years	$100

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2011.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Period Ended June 30, 2010	For the Period Ended June 30, 2011
Average expected life (years)	6.0	6.0
Average risk free interest rate	3.3%	3.3%
Expected volatility	201%	228%
Expected dividend rate	0%	0%
Expected forfeiture rate	5%	5%

Stock Option expense for the year ended June 30, 2011 was $4,001

Unrecognized compensation expense of $4,776 is expected to be recorded over the next 1.7 years.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	7,689,722	$0.28
Granted	-0-
Exercised	-0-
Outstanding and exercisable at June 30, 2011	7,689,722	$0.28	1.5 years	$599

Other Uses – Common Stock

In July 2010, the Company issued 200,000 shares to pay a consulting firm for services rendered.  The value of the shares in connection with this transaction totaled $106 and was recorded for the period ended June 30, 2011.

Commitment Shares

On March 7, 2011, the Company signed a $15 million Purchase Agreement with LPC.  At the Company’s sole discretion, over a 30-month period beginning on the effective date of the registration statement covering the sale of those shares, the Company can sell shares of common stock to LPC in amounts up to $50,000 per sale, subject to the satisfaction of certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $15 million.  In consideration for entering into the Purchase Agreement, the Company issued to LPC 574,300 shares of common stock as a commitment fee and will issue up to an additional 574,300 shares, when and if, LPC purchases at the Company’s discretion the first $10 million of the $15 million aggregate commitment.  The Purchase Agreement may be terminated by the Company at any time without any cost to the Company. As a result of the issuance of the initial shares to LPC, the Company recorded $242 as a deferred charge included in prepaid and other current assets.

During the fiscal year ending June 30, 2011, the company issued 1,045,000 shares of common stock for gross proceeds of $300 and 17,000 shares of common stock for commitment fees to LPC.  Total shares remaining to be purchased under the agreement are 18,955,000 shares.

10.           COMMITMENTS AND CONTINGENCIES

Zuckerman Case

On November 20, 2009, Mathew Zuckerman, the Company’s founder and its former president and chief operating officer, and other entities that Zuckerman controls or in which he claims a beneficial interest filed a lawsuit against the Company in the Superior Court of California, County of Los Angeles, alleging that they suffered damages of not less than $6 million as a result of the Company’s refusal to allow them to transfer the shares they allegedly owned or controlled at the time.  Mathew Zuckerman also sought declaratory relief that was not in violation of the non-compete provisions contained in his employment agreement with the Company.  Mathew Zuckerman is one of our founders and a former executive officer and director of the Company.  On February 19, 2010, the Company had the action moved to federal court.  On March 30, 2011, the United States District Court for the Central District of California issued an Order settling the case.  The terms of the Order are as follows:

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

4.	The plaintiffs may not trade on the market in any one week more than 10% of the Company stock’s sales volume in the previous week’s sales.

5.	Other than the obligations contained in the terms of the settlement, the parties mutually released each other and their officers and directors from all claims and liabilities.

6.
The Company also released Alkane, Inc. and its officer and directors from all claims relating to or arising from any of the claims or counterclaims asserted in this action.  Zuckerman is an officer and a director of Alkane.

Employment Arrangements

Greg Adams, Chief Financial Officer and Chief Operating Officer

Mr. Adams employment agreement, as amended, is entitled to receive a base salary of $200, plus incentive compensation of $100 if he achieves $10,000 in financing for the Company, which was achirved in fiscal 2010.  In the event of termination for any reason other than for “cause,” death or disability or if the Company decides not to renew the agreement, Mr. Adams will receive, in addition to payment of accrued salary and benefits through the date of termination of employment, a severance payment equal to the sum of (i) twenty-four months of his then applicable annual base salary; and (ii) the average of his last two annual cash bonuses, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years.

Jeff Marshall Separation Agreement

On May 16, 2011, William J. Marshall resigned from his positions as chairman and chief executive officer of the Company.  Mr. Marshall will continue to serve as a member of the Company’s board of directors.  In connection with Mr. Marshall’s resignation, the Company and Mr. Marshall entered into a Separation Agreement (the “Agreement”) pursuant to which his employment agreement with the Company was terminated.  Under the Agreement, the parties, among other things, agreed that:

1.	The Company will continue to pay Mr. Marshall’s base salary in accordance with its normal payroll practices and for his current healthcare coverage through November 11, 2011.

2.	The Company will pay him all accrued and unpaid salary of $314 through May 15, 2011 in 48 equal installments every two weeks beginning November 25, 2011.

3.	All of Mr. Marshall’s stock options shall be exercisable in full in accordance with the terms of his original employment agreement.

For the year ended June 30, 2011 the Company recorded a charge of $97 related to this Agreement.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Lease Commitments

The Company’s current lease for its White Plains, NY headquarters expires on October 31, 2011. The Company entered into a new lease in October 2011, expiring September 30, 2013, whereby the Company will move its headquarters from White Plains, NY to Hawthorne, NY.  Future minimum lease payments under the expiring and new lease through the termination date total $98.

The Company lease for its Celebration, FL sales office expires on September 31, 2012.   Future minimum lease payments through the termination date total $52.

The Company also has a month to month lease of office space in Davis, California for $1 per month. This facility houses the Company’s lab and research and development personnel.

Rent expense totaled $125 and $179 for the years ended June 30, 2010 and 2011, respectively.

11.	INCOME TAXES

The (provision) benefit for income taxes was $0 for the fiscal years ended 2009 and 2010, respectively.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	June 30, 2010	June 30, 2011
Statutory federal tax (benefit) rate	(34%)	(34%)
State and local taxes, net of federal benefit	-	(12%)
Loss of state NOL carryover	6%	-
Permanent Difference	1%	(4%)
Valuation Allowance	27%	50%
Effective Tax Rate	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets consist of the following:

	June 30, 2010	June 30, 2011
Net Operating loss carry forwards - Federal	$12,528	$14,092
Net Operating loss carry forwards – State	129	968
Stock based compensation	2,400	5,910
Long-term assets	165	209
Preferred Compensation	226	343
Reserves and allowances	280	372
Total deferred assets	15,728	21,894
Valuation allowance	(15,728)	(21,894)
Net deferred tax assets	$0	$0

As of June 30, 2011, the Company had federal and state net operating loss carry forwards of approximately $41,444 and $7,949, respectively.  If not used, these carryforwards will expire between 2027 and 2031.

The Company maintains a valuation allowance of $15,728 and $21,894 on its deferred tax assets as of June 30, 2010 and 2011, respectively.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets on a fully reserved basis.

Compensation expense recognized attributable to non-qualified stationary stock options give rise to temporary timing differences and are not tax deductible by the Company for federal and state income tax purposes until they are exercised.  When stock options are cancelled, the Company does not receive any tax benefit and records a reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance.  Such reductions in deferred tax assets related to awards that were cancelled were $54 and $283 during the fiscal years ended 2010 and 2011.

During the fiscal years ended 2010 and 2011, the Company did not have unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns for fiscal years 2006 through 2010, are currently open to audit by the tax authorities under the statute limitations for relevant federal and state jurisdictions.  The Company is currently in the process of preparing its tax return for fiscal 2011.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.           RELATED PARTY TRANSACTIONS

Inventek

In February 2008, the Company entered into an agreement with Inventek under which Inventek granted the Company a royalty-free license and exclusivity rights to market, sell and distribute cleaning products. Inventek is owned by Yasmin Andrecola, whose husband Paul Andrecola, beneficially owns approximately 6.1% of the Company’s stock as of June 30, 2011.  Under the terms of the agreement, Inventek and the Company agreed to combine resources and work together collectively to formulate and manufacture products to be sold under the company’s brand names.  The Company purchased inventory from Inventek totaling $816 and $427 for the years ended June 30, 2010 and 2011, respectively.  As of June 30, 2010, there was a credit due from Inventek of $48.   As of June 30, 2011, the amount due to Inventek was $192.

Marketiquette

In July 2007, the Company entered into a services agreement, as amended, with Marketiquette which is owned and operated by Jeffrey Loch, the Company’s President, Chief Marketing Officer and one of its directors, and Carol Loch, his wife.  Mr. Loch does not receive any regular cash compensation from the Company for his services as the Company’s President, Chief Marketing Officer and director.  Carol Loch is the sole member of KeysKwest, LLC, which beneficially owns approximately 5.3% of the Company’s outstanding shares as of June 30, 2011.  Under the terms of the services agreement, the Company pays Marketiquette a monthly retainer of $36 as well as commissions from 5%-10% based on net sales it generates.  The commissions depend on the customer’s class of trade with a declining maximum scale based on volume.  Marketiquette uses the monthly retainer primarily for employees’ salaries, including four full-time and one part-time employee, and the commissions to primarily pay its sales representatives.  Fees for  services provided by  Marketiquette were $546 and $662 for the years ended June 30, 2010 and 2011, respectively, which are included in selling, general and administrative expenses.  As of June 30, 2010 and 2011, amounts due to Marketiquette were $76 and $194, respectively.

TTI

In December 2008, the Company entered into a five-year worldwide distribution agreement for G-branded products with TTI. TTI beneficially owns approximately 21.6% of the Company’s outstanding shares as of June 30, 2011.  For the years ended June 30, 2010 and 2011, approximately 63% and 41% of the Company’s revenues, respectively, were earned from TTI.  As of June 30, 2010 and 2011 there were no amounts due from TTI.  As of June 30, 2010 and 2011, amounts due to TTI, included in accounts payable, were $234 and $1,587, respectively.  As of June 30, 2010 and 2011 advances received from TTI for future sales of cleaning and performance products was $407 and $380, respectively.

Other

During the fiscal year ended June 30, 2011 the Company sold product to one customer in the amount of $125, of which this customer, in the aggregate, held less than 5% beneficial interest in the Company.

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

Accounts Receivable

The Company distributes performance and appearance products to the entire U.S. market.  The following customers represent the majority of the Company’s sales:

	June 30, 2010	June 30, 2011
Sales
TTI	64%	41%
ACE Hardware	19%	-
Walmart	-	28%
Menards	-	19%

Accounts Receivable
ACE Hardware	67%	2%
Walmart	-	35%
Menards	-	60%

Inventory and Accounts Payable

The Company purchases all of its performance products from Delta, its cleaning products from Inventek, a related party and its power washer equipment products from TTI, a related party.  The Company’s inventory on hand purchased from these vendors is as follows:

	June 30, 2010	June 30, 2011
Accounts Payable
Inventek	-	192
Delta	-	2,071
TTI	234	1,587

Inventory purchased
Inventek	816	427
Delta	-	5,135
TTI	-	1,278

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14.	SUBSEQUENT EVENTS

SEC Investigation

As previously reported, in December 2009, the SEC served the Company with a subpoena for the production of documents concerning issuances of its common stock, the removal of restrictive legends from certificates evidencing its common stock, the existence of restrictions on its common stock and documents supporting various press releases issued by the Company in 2008.  The Company complied with the subpoena by producing the requested documents.  On August 29, 2011 the SEC notified the Company that they have completed their investigation and do not intend to recommend any enforcement action against the Company.