Form 10-Q
period 2011-09-30
GREEN EARTH TECHNOLOGIES, INC
filed 2011-11-14
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

Commission File Number: 000-53797

GREEN EARTH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0755102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1136 Celebration Boulevard, Celebration, Florida 34747
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
Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of November 14, 2011, the issuer had a total of 151,966,122 shares of common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$596	$772
Trade receivables, less allowance of $80	272	2,428
Inventories, net	959	957
Prepaid expenses and current assets	343	543
Total current assets	2,170	4,700

Property and equipment, net	68	57
Intangibles, net	1,259	1,306
	$3,497	$6,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,669	$4,932
Accrued expenses	1,175	1,251
Deferred revenue, related party	565	380
Notes payable, related party	620	1,140
Total current liabilities	6,029	7,703

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 151,946,122 and 150,042,965 shares issued and outstanding, as of September 30, 2011 and June 30, 2011	152	150
Additional paid-in capital	57,026	55,656
Accumulated deficit	(59,710)	(57,446)
Total stockholders' deficit	(2,532)	(1,640)

	$3,497	$6,063

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,
	2011	2010

Net sales	$1,841	$460

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	1,627	371
Selling, general and administrative expenses	1,686	1,419
Stock-based compensation	991	1,042
Depreciation and amortization	52	98
	4,356	2,930

Loss from operations	(2,515)	(2,470)
Other income (expense):
Settlement and legal income (charges)	254	(135)
Interest expense, net	(3)	(2)

Loss from operations before income taxes	(2,264)	(2,607)

Income tax	-	-

Net loss	$(2,264)	$(2,607)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	151,120,497	139,798,588

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited) (in thousands)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2010	140,018,153	$140	$47,221	$(45,238)	$2,123
Private placement of common stock	700,000	1	349	-	350
Share Exchange	(6,000,000)	(6)	6	-	-
Stock-based compensation	200,000		1,042	-	1,042
Net loss	-	-	-	(2,607)	(2,607)
Balance at September 30, 2010	134,918,153	$135	$48,618	$(47,845)	$908

Balance at June 30, 2011	150,042,965	$150	$55,656	$(57,446)	$(1,640)
Private placement of common stock	1,853,157	2	379	-	381
Stock-based compensation	50,000		991	-	991
Net loss	-	-	-	(2,264)	(2,264)
Balance at September 30, 2011	151,946,122	$152	$57,026	$(59,710)	$(2,532)

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (in thousands)
	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,264)	$(2,607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52	98
Stock-based compensation expense	991	1,042
Changes in assets and liabilities:
Accounts receivable	2,157	100
Inventories	(2)	267
Prepaid expenses and other current assets	180	(89)
Accounts payable	(1,263)	(125)
Accrued expenses	(76)	49
Deferred revenue	185	-
Net cash used in operating activities	(40)	(1,265)

Cash flows from investing activities
Acquisition of equipment	(16)	-

Net cash used in investing activities	(16)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	400	350
Repayment of notes payable	(520)	(40)

Net cash (used in) provided by financing activities	(120)	310

Net decrease in cash	(176)	(955)
Cash and cash equivalent
Beginning of period	772	1,360
End of period	$596	$405

Interest payments	$-	$-
Income taxes paid	$6	$4

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Manufacturing, Inc., were each formed on August 7, 2007 under the laws of the state of Delaware (collectively, the “Company”).  The Company, markets, sells and distributes bio-degradable performance and cleaning products.  The Company’s product line crosses multiple industries including the automotive aftermarket and marine and outdoor power equipment markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

Certain information in footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2011 included in the Company’s Annual Report on Form 10K filed in September 2011.

Significant Accounting Policies
There have been no material changes during 2012 in the Company’s significant accounting policies to those  previously disclosed in the 2011 Form 10-K.

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

As reflected in the historical consolidated financial statements, the Company has recurring net losses and net cash outflows from operating activities.  The Company has a working capital deficit of $3,859 on its September 30, 2011 balance sheet. The Company has relied upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

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

The Company plans to increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company will attempt to obtain additional capital from external sources or by selling stock under its agreement with Lincoln Park Capital Fund, LLC (See note 7) in order to enable it to continue to meet its financial obligations until it achieves profitability and additional financing agreements.  There can be no assurance that the Company will be able to raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have a substantial adverse effect on the Company’s business, operations and financial condition.

2.	SETTLEMENT AND LEGAL CHARGES

The Company was the party defendant in an action titled Mathew Zuckerman et. al. v. Green Earth Technologies, Inc. et. al. (the “Zuckerman Case”), filed in November 2009.  On March 30, 2011, the United States District Court for the Central District of California issued an order settling the Zuckerman Case.  In connection with the legal fees related to the Zuckerman Case, the Company recorded a favorable adjustment of $254 for the three months ending September 30, 2011 and incurred legal charges of $135 for the three months ending September 30, 2010.  The settlement related to the payment of legal fees agreement. (See note 8).

3.	INVENTORIES, NET

Inventories consist of the following:

	September 30, 2011	June 30, 2011
Raw materials	$401	$402
Finished goods	558	555
	$959	$957

Inventories are presented net of an obsolescence reserve of $723 and $725 at September 30, 2011 and June 30, 2011, respectively.  The Company wrote-off approximately $2 of worthless inventory during the period ended September 30, 2011.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2011	June 30, 2011	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,291	1,244
	$1,259	$1,306

Expected amortization of intangible assets is as follows:

2012	$139
2013	186
2014	186
2015	186
2016	186
Thereafter	376
$1,259

Amortization expense included in depreciation and amortization totaled $47 and $91 for the three months ended September 30, 2011 and 2010, respectively.  The decrease was due to a change in the estimated useful life of the asset from 4 years as of June 30, 2011 to 7 years.  The change was made because the Company deemed that future cash flows from this intangible asset supports a seven year carrying value effective July 1, 2011.

5.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	September 30, 2011	June 30, 2011
Accrued payroll and taxes	$647	$714
Accrued interest	233	229
Accrued board of director fees	138	133
Other	157	175
	$1,175	$1,251

6.	NOTES PAYABLE, RELATED PARTY

Notes payable due December 31, 2011 consist of the following:

	September 30, 2011	June 30, 2011
3.25 % Secured note	$120	$140
12% Secured note, related party	500	1,000
	$620	$1,140

7.	STOCKHOLDERS EQUITY

Private Placements
On March 7, 2011, the Company signed a $15,000 Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), an accredited investor.  At the Company’s sole discretion, over a 30-month period beginning May 12, 2011, the effective date of the registration statement covering the sale of those shares, the Company can sell shares of its common stock to LPC in amounts up to $50 per sale, subject to the satisfaction of certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $15,000.

Under the Purchase Agreement, on any business day selected by the Company and as often as every two business days, the Company may direct LPC to purchase up to $50 worth of its common stock. The purchase price per share is equal to the lesser of:

●	the lowest sale price of the Company’s common stock on the purchase date; or

●	the average of the three lowest closing sale prices of the Company’s common stock during the 12 consecutive business days prior to the date of a purchase by LPC.

The purchase price will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute the purchase price.

The amount that the Company may sell to LPC as often as every two business days will increase as follows:  (i) $75 if, on the purchase date, the Company’s share price is not below $0.40 per share; (ii) $150 if, on the purchase date, the Company’s share price is not below $0.60 per share; (iii) $150 if, on the purchase date, the Company’s share price is not below $0.90 per share; (iv) $250 if, on the purchase date, the Company’s share price is not below $1.50 per share.  The price at which LPC would purchase these accelerated amounts of the company’s stock will be the lesser of (1) the lowest sale price of the company’s common stock on the purchase date and (2) the lowest purchase price (as described above) during the 10 consecutive business days prior to the purchase date.  If the Company’s price is below $0.20 per share the company cannot sell its common stock to LPC.

During the three months ending September 30, 2011, the Company issued 1,830,000 shares of common stock for gross proceeds of $400, offset by placement fees of $19 and 23,000 shares of common stock for commitment fees to LPC.

Other Uses – Common Stock
In July 2011, the Company issued 50,000 shares to pay a consulting firm for services rendered.  The fair value of the shares in connection with this transaction totaled $16.

8.	COMMITMENTS AND CONTINGENCIES

Settlement agreement
In September 2011, the Company entered into a settlement agreement with its attorneys.  They rendered legal services to Company in connection with the Zuckerman Case as more fully described in the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 2011.  Both parties agreed to reduce the outstanding balance of $454 related to legal fees to $200, which resulted in a gain on settlement of $254.  The balance due is to be paid by January 15, 2012.

9.	RELATED PARTY TRANSACTIONS

Inventek Colloidial Cleaners, LLC ("Inventek")
The Company purchased inventory from Inventek totaling $28 and $168 for the three months September 30, 2011 and 2010, respectively.  As of September 30, 2011 and June 30, 2011, amounts due to Inventek were $127 and $192, respectively.

Marketiquette, Inc. ("Marketiquette")
The Company paid Marketiquette a total of $223 and $133 for the three months ended September 30, 2011 and 2010, respectively, which are included in selling, general and administrative expenses.  As of September 30, 2011 and June 30, 2011, amounts due to Marketiquette were $80 and $194, respectively.

Techronics Industries North America Inc. ("TTI")
For the three months ended September 30, 2011 and 2010, approximately 15% and 41% of the Company’s revenues, respectively, were earned from TTI.  As of September 30, 2011 and June 30, 2011, amounts due to TTI, included in accounts payable, were $2,127 and $1,587, respectively.  As of September 30, 2011 and June 30, 2011 advances received from TTI for future sales of cleaning and performance products was $565 and $380, respectively.

10.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable
The Company distributes performance and cleaning products to the entire U.S. market.  The following customers represent the majority of the Company’s sales:

	September 30, 2011	September 30, 2010
Sales
Menards	62%	-
TTI	15%	41%
Walmart	11%	-
Ed Maxwell Sales	-	33%
	September 30, 2011	June 30, 2011
Accounts Receivable
Walmart	31%	35%

Inventory and Accounts Payable
The Company purchases all of its performance products from Delta Petroleum Company ("Delta"), its cleaning products from Inventek, a related party and its power washer equipment products from TTI, a related party.  The Company’s inventory purchased from these vendors is as follows:

	September 30, 2011	June 30, 2011
Accounts Payable
Inventek	127	192
Delta	688	2,071
TTI	2,127	1,587

Inventory purchased
Inventek	28	427
Delta	679	5,135
TTI	973	1,278

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933,as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.)  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of our Business

We market, sell and distribute an array of G-branded, environmentally-friendly, bio-based performance and cleaning products to the automotive aftermarket, outdoor power equipment and marine markets.  The “green” base of our performance products is comprised of animal fats and plant oils, while our cleaning and oil spill products use plant and vegetable oils.  This biodegradable green base replaces traditional petroleum and chemical derived bases typically used to make motor oils, cleaning solutions and other consumer products without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment.

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

In September 2011, our new formulas for both G-OIL® 5W-30 and 5W-20 ultimate biodegradable bio-based full synthetic GREEN motor oils had received API SM certifications.  Currently, we are finalizing patent applications for these formulations.  G-OIL is the world's first API certified bio-based motor oil.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended September 30, 2011 and 2010

Our activities for the three months September 30, 2011 and 2010 essentially included capital origination, product development, manufacturing, marketing and sales of our performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
	2011	2010

Net sales	$1,841	$460
Loss from operations	$(2,515)	$(2,470)
Settlement income (charges)	$254	$(135)
Other expense	$(3)	$(2)
Net loss	$(2,264)	$(2,607)

Net Sales

Net sales for the three months ended September 30, 2011 was $1,841, primarily attributed to sales of 5W-30 motor oil, 4-cycle engine oils, bar and chain lubricants, 2-cycle oil, grill & surface cleaner and G-CLEAN™ pressure washing equipment.  Net sales for the three months ended September 30, 2010 was $460, primarily attributed to sales of OSC-1809 surface washing agent, grill cleaner, 4-cycle engine oils, 5W-30 motor oil, bar and chain lubricants and cleaning chemicals. The increase in net sales from 2010 to 2011 is a result of sales of the G-CLEAN™ pressure washing equipment and higher shipments of our 5W-30 motor oil and 4-cycle engine oils.

For the three months ended September 30, 2011, approximately 88% of our sales were from three customers, Menards, Inc, TTI and Walmart. For the three months ended September 30, 2010, approximately 74% of our sales were from two customers, TTI and Ed Maxwell Sales.  Net sales are comprised as follows:

	Three Months Ended September 30,
	2011	2010
Performance products	$573	$128
Cleaning products	$1,268	$332
Total	$1,841	$460

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the three months September 30, 2011 and 2010 were approximately $1,627, and $371, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2011 to 2010 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the three months September 30, 2011 and 2010 include the following:

	Three Months Ended September 30,
	2011	2010
Salaries	$154	$234
Selling, marketing, public relations and related	$1,073	$624
Development, product release and testing	$81	$120
Management and operating fees	$116	$174
Legal and professional	$128	$135
Occupancy, communications and all other, net	$134	$132
Total selling, general and administrative expenses	$1,686	$1,419

The decrease in salaries is due to the resignation of our former chief executive officer in May 2011 and our former president and chief operating officer in September 2010.  The increase in sales and marketing expenses is primarily due to higher auto racing sponsorship fees and higher commission expense due to increased sales.   The decrease in development, product release and testing is primarily due to prior year independent testing fees to obtain the SM rating from the American Petroleum Institute (API) for our 5W-30 and 5W-20 motor oil.  The decrease in management and operating fees is due to the termination of our agreement with Kwik Paint Products.

Stock-based compensation

Stock-based compensation expense for the three months ended September 30, 2011 and 2010 was approximately $991 and $1,042, respectively.  The decrease is primary due to prior year stock option expense for our former chief executive officer.

Depreciation and amortization

Depreciation and amortization expense for the three months September 30, 2011 and 2010 was approximately $52 and $98, respectively.  Depreciation charges totaled $5 and $7 for the three months ended September 30, 2011 and 2010, respectively, and amortization expense for intangible assets totaled $47 and $91 for the three months ended September 30, 2011 and 2010, respectively.  The decrease in amortization expense is primarily due to the change in useful life of the intangible assets. The depreciation and amortization expense is excluded from cost of sales.

Settlement and legal charges

In connection with the legal fees related to the Zuckerman case as more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we recorded a favorable adjustment of $254 for the three months ending September 30, 2011 compared to a charge of $135 for the three months ending September 30, 2010.  The adjustment was due to a settlement agreement regarding the payment of legal fees relating to the litigation.

Interest expense, net

Net interest expense for the three months ended September 30, 2011 and 2010 was approximately $3 and $2, respectively.  Interest expense consists of interest due on notes payable to related parties.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.  Interest expense is currently accruing at approximately $4 per quarter.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual sales in the quarters ending March and June.

Liquidity and Capital Resources

At September 30, 2011 and June 30, 2011, we had $596 and $772 in cash and an accumulated deficit of $59,710 and $57,446, respectively.  At September 30, 2011 and June 30, 2011, we had a working capital deficit of $3,859 and 3,003, respectively.

Net cash used in operating activities was $40 and $1,265 for the three months ended September 30, 2011 and 2010, respectively. The decrease from 2010 to 2011 was primarily due to an increase in accounts payable, partially offset by payments made to vendors in the three months ended September 30, 2011.

Net cash used in financing activities was $120 for the three months ended September 30, 2011. Net cash provided in financing activities was $310 for the three months ended September 30, 2010. The decrease in financing activities is primarily due to the repayment of notes payable.  The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

We currently have no material commitments for capital expenditures.  Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  During three months ended September 30, 2011 and 2010, our cash used in investing activities (capital requirements) was $16 and $0, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, sales and marketing, and purchasing finished goods to fulfill orders.

Losses from operations are continuing subsequent to September 30, 2011 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.  From July 1, 2011 through September 30, 2011, we issued 1,830,000 shares of common stock for gross proceeds of $400 in private placement transactions, offset by placement fees of $19 and 23,000 shares of common stock for commitment fees to LPC and issued 50,000 shares of our common stock, with a market value on the date of issuance equal to $16, to pay a consultant for services rendered.

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

Under the Purchase Agreement, on any business day selected by us and as often as every two business days, we may direct LPC to purchase up to $50 worth of our common stock. The purchase price per share is equal to the lesser of:

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

The amount that we may sell to LPC as often as every two business days will increase as follows:  (i) $75 if, on the purchase date, our share price is not below $0.40 per share; (ii) $150 if, on the purchase date, our share price is not below $0.60 per share; (iii) $150 if, on the purchase date, our share price is not below $0.90 per share; (iv) $250 if, on the purchase date, our share price is not below $1.50 per share.  The price at which LPC would purchase these accelerated amounts of our stock will be the lesser of (1) the lowest sale price of our common stock on the purchase date and (2) the lowest purchase price (as described above) during the 10 consecutive business days prior to the purchase date.  If our price is below $0.20 per share we cannot sell our common stock to LPC.

During the three months ending September 30, 2011, we issued 1,830,000 shares of common stock for gross proceeds of $400, offset by placement fees of $19 and 23,000 shares of common stock for commitment fees to LPC.  Total shares remaining to be purchased under the agreement are 17,125,000 shares.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2011, our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this report have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of September 30, 2011, we had an accumulated deficit of $59,710, with total stockholders’ deficit of $2,532.  We had a working capital deficit of $3,859 at September 30, 2011.

We continue to have discussions with existing and potential new investors regarding an investment in us.  Although we do not have any firm commitments, we intend to continue these discussions.  Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment , increase revenues or attract new investment on terms acceptable to us.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

Contractual Arrangements

Significant contractual obligations as of September 30, 2011 are as follows:
Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$ 126	$ 85

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Summary of Significant Accounting Policies and new Accounting Pronouncements

There have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report (the “Evaluation Date”.)  Based on this evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.   It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we may become involved in routine litigation incidental to our business.  Further, product liability claims may be asserted in the future relative to events not known to management at the present time.  Management believes that our risk management practices, including our insurance coverage, are reasonably adequate to protect against potential material product liability losses.  We are not a party to any material legal proceeding not in the ordinary course of business at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

In July 2011, we issued 50,000 shares of our restricted common stock for consulting services rendered with an aggregate fair market value of $16.  The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Sections 4(2) thereof. An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

ITEM 6. – EXHIBITS

Exhibit Numbers	Description
31.1	Certification of President and Chief Marketing Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32.1
Certification of President and Chief Marketing Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS (1)	XBRL Instance Document
101.CAL (1)	XBRL Taxonomy Extension Schema Document
101.SCH (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
(1)
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN EARTH TECHNOLOGIES, INC.

Date: November 14, 2011	By:	/s/ Jeffrey Loch
Name: Jeffrey Loch
Title: President and Chief Marketing Officer
(Principal Executive Officer)

By:	/s/ Greg D. Adams
Name: Greg D. Adams
Title: Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)