Form 10-Q
period 2011-10-31
GREEN EARTH TECHNOLOGIES, INC
filed 2012-02-13
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2011

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

As of February 13, 2012, the issuer had a total of 151,966,122 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$740	$772
Trade receivables, less allowance of $75 and $80	322	2,428
Inventories, net	978	957
Prepaid expenses and other current assets	370	543
Total current assets	2,410	4,700
Property and equipment, net	62	57
Intangibles, net	1,212	1,306
Total Assets	$3,684	$6,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	1,443	2,959
Accounts payable, related parties	627	1,973
Accrued expenses	1,028	1,190
Accrued expenses, related parties	685	61
Deferred revenue, related party	748	380
Notes payable, related party	620	1,140
Derivative liability	4,632	-
Total current liabilities	9,783	7,703
Secured convertible debentures, net of debt discount	63	-
Total Liabilities	9,846	7,703

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 151,966,122 and 150,042,965 shares issued and outstanding, as of December 31, 2011 and June 30, 2011	152	150
Additional paid-in capital	58,004	55,656
Common stock subscription	80	-
Accumulated deficit	(64,398)	(57,446)
Total stockholders' deficit	(6,162)	(1,640)
	$3,684	$6,063

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net sales	$1,579	$678	$3,419	$1,139

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	1,251	591	2,877	962
Selling, general and administrative expenses	1,530	1,212	3,215	2,632
Stock-based compensation	978	1,098	1,970	2,140
Depreciation and amortization	52	99	105	197
	3,811	3,000	8,167	5,931

Loss from operations	(2,232)	(2,322)	(4,748)	(4,792)
Other income (expense):
Legal and settlement income (charges)	-	(323)	254	(458)
Change in revaluation of derivatives	(1,117)	-	(1,117)	-
Loss on issuance of convertible debt	(1,265)	-	(1,265)	-
Interest expense, net	(73)	(2)	(76)	(4)

Loss from operations before income taxes	(4,687)	(2,647)	(6,952)	(5,254)

Income tax	-	-	-	-

Net loss	$(4,687)	$(2,647)	$(6,952)	$(5,254)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Basic and diluted weighted average common shares outstanding	151,963,000	135,034,000	151,542,000	137,384,000

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

			Additional	Common
	Common Stock		Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscription	Deficit	Total

Balance at June 30, 2011	150,042,965	$150	$55,656	$-	(57,446)	$(1,640)
Private placement of common stock	1,853,157	2	379	-	-	381
Common Stock Subscription	-	-	-	80	-	80
Stock-based compensation	70,000	-	1,969	-	-	1,969
Net loss	-	-	-	-	(6,952)	(6,952)
Balance at December 31, 2011	151,966,122	$152	$58,004	$80	$(64,398)	$(6,162)

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,952)	$(5,254)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	105	197
Amortization of debt discount	63
Loss on issuance of convertible debt	1,265	-
Change in fair value of derivative liability	1,117	-
Bad debt expense	(5)	-
Stock-based compensation expense	1,970	2,140
Changes in assets and liabilities:
Accounts receivable	2,111	153
Inventories	(21)	614
Prepaid expenses and other current assets	153	89
Accounts payable	(1,516)	137
Accounts payable, related parties	(1,346)	(19)
Accounts expense	(161)	199
Accrued expenses, related parties	623	37
Deferred revenue	368	799
Net cash used in operating activities	(2,226)	(908)

Cash flows from investing activities:
Acquisition of equipment	(16)	-

Net cash used in investing activities	(16)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	480	416
Issuance of secured convertible debentures	2,250	-
Repayment of notes payable	(520)	(40)

Net cash provided by financing activities	2,210	376

Net decrease in cash	(32)	(532)
Cash and cash equivalent
Beginning of period	772	1,360
End of period	$740	$828

Interest payments	$-	$-
Income taxes paid	$7	$7

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

1. SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Manufacturing, Inc. (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware.  The Company, markets, sells and distributes bio-degradable performance and cleaning products.  The Company’s product line crosses multiple industries including the automotive aftermarket, well services, marine and outdoor power equipment markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2011 included in the Company’s Annual Report on Form 10K filed in September 2011 (the “2011 Annual Report”).

Significant Accounting Policies
There have been no material changes during 2012 in the Company’s significant accounting policies to those previously disclosed in the 2011 Annual Report.

Liquidity and Going Concern
Due to the Company’s limited capital, recurring losses and negative cash flows from operations and the Company’s limited ability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

As reflected in the Company’s historical consolidated financial statements, the Company has recurring net losses and net cash outflows from operating activities.  As of December 31, 2011 the Company had a working capital deficit of $7,373.  The Company relies upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company plans to increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company will attempt to obtain additional capital from external sources or by selling stock under its agreement with Lincoln Park Capital Fund, LLC (see note 10 below) in order to enable it to continue to meet its financial obligations until it achieves profitability and additional financing agreements.

There can be no assurance that the Company will be able to raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have a substantial adverse effect on the Company’s business, operations and financial condition.

2. INVENTORIES, NET

Inventories consist of the following:

	December 31, 2011	June 30, 2011
Raw materials	$745	$402
Finished goods	233	555
	$978	$957

Inventories are presented net of an obsolescence reserve of $656 and $725 at December 31, 2011 and June 30, 2011, respectively.

3. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2011	June 30, 2011	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,338	1,244
	$1,212	$1,306

Expected amortization of intangible assets is as follows:

2012	$93
2013	186
2014	186
2015	186
2016	186
Thereafter	375
$1,212

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Amortization expense included in depreciation and amortization totaled $47 and $91 for three months ended December 31, 2011 and 2010, respectively, and $94 and $182 for the six months ended December 31, 2011 and 2010, respectively.

The decrease was due to a change in the estimated useful life of the asset from 4 years as of June 30, 2011 to 7 years.  The change was made because the Company deemed that future cash flows from this intangible asset supports a seven year carrying value.

4. ACCRUED EXPENSES

Accrued liabilities consist of the following:
	December 31, 2011	June 30, 2011
Accrued payroll and taxes	$609	$714
Accrued interest	232	227
Accrued board of director fees	143	133
Other	44	116
	$1,028	$1,190

5. NOTES PAYABLE, RELATED PARTY

Notes payable consist of the following:

	December 31, 2011	June 30, 2011
3.25 % Secured note	$120	$140
12% Secured note, related party	500	1,000
	$620	$1,140

The 12% secured note was paid in full in January 2012.  The 3.25% secured note date was extended to June 30, 2012.

6. DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option
The Debentures (as defined in note 7 below) are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.17 per share (the “Conversion Price.”)  (See note 7 below.)  The conversion feature was bifurcated from the Debenture and accounted for as a free standing derivative liability in the accompanying condensed balance sheet.

The Company recorded the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,912	$-	$-	$2,912
	$2,912	$-	$-	$2,912

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the six months ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Balance at beginning of period – July 1, 2011 and 2010, respectively	$-	$-
Additions to derivative instruments	2,207
Change in fair market value of Debentures	705	-
Balance at end of period - December 31, 2011 and 2010, respectively	$2,912	$-

These instruments, including the Debentures, were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the fair value of the conversion feature using the Black-Sholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2011	Inception
Number of shares	13,235,000	13,235,000
Conversion Price	$0.17	$0.17
Volatility	138%	136%
Risk-free interest rate	0.38%	0.38%
Expected dividend yield	0%	0%
Life of Debentures	3	3

Warrant Liability

In connection with the issuance of the Debentures, the Company issued warrants to purchase up to 6,617,000 shares of Common Stock (the “Warrants”).  The Warrants are exercisable at any time on or before December 31, 2016 and have an exercise price of $0.21 per share (the “Exercise Price”).

The Warrants provide for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price. The Company accounts for the Warrants as derivative liabilities in the accompanying condensed balance sheet.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2011	Inception
Number of shares underlying the Warrants	6,617,000	6,617,000
Exercise Price	$0.21	$0.21
Volatility	178%	177%
Risk-free interest rate	0.91%	0.91%
Expected dividend yield	0%	0%
Warrant life (years)	4.95	5

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,720	$-	$-	$1,720
	$1,720	$-	$-	$1,720

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the six months ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Balance at beginning of period – July 1, 2011 and 2010, respectively	$-	$-
Additions to derivative instruments	1,308
Change in fair market value	412	-
Balance at end of period - December 31, 2011 and 2010, respectively	$1,720	$-

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

7. SECURED CONVERTIBLE DEBENTURE, NET DEBT DISCOUNT

In December 2011, the Company realized gross proceeds of $2,250 from the sale of its 6.0% Secured Convertible Debentures, due December 31, 2014, in the aggregate original principal amount of $2,250 (the “Debentures”) and the Warrants to three accredited investors (the “Investors”).  Interest on the outstanding principal balance of the Debentures is payable quarterly in arrears in cash or shares of Common Stock at the discretion of the Company.  The entire outstanding principal balance of the Debentures and the accrued but unpaid interest thereon is due upon the earlier of (i) the occurrence of an “event of default” (as defined in the Debentures) and (ii) December 31, 2014.  The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price.  The Company may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures.

The Debentures provide for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price.

Secured convertible debentures, net debt discount, consist of the following:

	December 31, 2011	June 30, 2011
Convertible Debentures	$2,250	$-
Debt discount	(2,187)	-
	$63	$-

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The Company recorded a debt discount from the conversion option in the Debentures and the Exercise Price of the Warrants of approximately $1,265.  The debt discount is being amortized over the life of the Debentures and is included in other income and expense.

In connection with the issuance of the Debentures and the Warrants, the Company recognized deferred financing costs of $108,000. These costs are being amortized over the life of the Debentures.  These costs are recognized under prepaid expenses and other current assets in the accompanying condensed balance sheet.

8. STOCKHOLDERS EQUITY

Common Stock Subscription
In October 2011, the Company agreed to issue 1,800,000 shares of Common Stock on June 1, 2012 to an accredited investor for installment payments totaling $500. The Company will not issue the Common Stock until all payments are made in full.  During the three months ended December 31, 2011, the Company received Common Stock subscription payments totaling $80 and expects to receive the remainder by the end of June 30, 2012.

Private Placements
On March 7, 2011, the Company signed a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), an accredited investor, pursuant to which the Company, at its sole discretion, over a 30-month period beginning on May 12, 2011, the effective date of the registration statement covering the sale of those shares, may sell up to $15,000 worth of shares of its Common Stock.  Under the Purchase Agreement, subject to the satisfaction of certain conditions as set forth in the Purchase Agreement, on any business day selected by the Company and as often as every two business days, the Company may direct LPC to purchase up to $50 worth of its Common Stock. The purchase price per share is equal to the lesser of:

●	the lowest sale price of the Common Stock on the purchase date; or

●	the average of the three lowest closing sale prices of the Common Stock during the 12 consecutive business days prior to the date of a purchase by LPC (the “Purchase Price”).

The Purchase Price will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute the Purchase Price.

The amount that the Company may sell to LPC as often as every two business days will increase as follows:  (i) to $75 if, on the purchase date, the closing sale price of a share of Common Stock is not below $0.40 per share; (ii) to $150 if, on the purchase date, the closing sale price of a share of Common Stock is not below $0.60 per share; (iii) to $250 if, on the purchase date, the closing sale price of a share of Common Stock is not below $0.90 per share; and (iv) to $500 if, on the purchase date, the closing sale price of a share of Common Stock is not below $1.50 per share.  The Purchase Price at which LPC would purchase these higher amounts of Common Stock will be the lesser of (1) the lowest sale price of a share of Common Stock on the purchase date and (2) the lowest Purchase Price during the 10 consecutive business days prior to the purchase date.  If the Purchase Price would be below $0.20 the Company cannot sell its common stock to LPC.

During the six month period ended December 31, 2011, the Company sold 1,830,000 shares of Common Stock to LPC under the Purchase Agreement for aggregate gross proceeds of $400, offset by placement fees of $19.  In connection with these purchases, the Company issued an additional 23,000 shares of Common Stock as commitment fees to LPC.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Warrants
Warrant activity for the six months ended December 31, 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	7,690,000	$0.28
Granted	6,617,000	$0.21
Exercised	-0-
Outstanding and exercisable at December 31, 2011	14,307,000	$0.25	1.9 years

Other Uses – Common Stock
In July 2011, the Company issued 50,000 shares of Common Stock to pay a consulting firm for services rendered.  The fair value of the shares in connection with this transaction totaled $16.  In October 2011, the Company issued 20,000 shares of Common Stock to pay for marketing fees.  The fair value of the shares in connection with this transaction totaled $4.

9. COMMITMENTS AND CONTINGENCIES

Settlement agreement
In September 2011, the Company entered into a settlement agreement with its attorneys who rendered legal services to Company in connection with the Zuckerman Litigation (as more fully described in the 2011 Annual Report.)  The Company and the attorneys agreed to reduce the outstanding balance of $454 to $200, which resulted in a gain on settlement of $254. As of December 31, 2011, the balance due was $75.

10. RELATED PARTY TRANSACTIONS

Inventek Collodial Cleaners, LLC (“Inventek”)
The Company purchased inventory from Inventek totaling $421 and $168 for the three months December 31, 2011 and 2010, respectively and $450 and $154 for the six months ended December 31, 2011 and 2010, respectively.  As of December 31, 2011 and June 30, 2011, amounts due to Inventek were $95 and $192, respectively.

Marketiquette, Inc (“Marketiquette”)
The Company paid Marketiquette a total of $186 and $143 for the three months ended December 31, 2011 and 2010, respectively and $409 and $276 for the six months ended December 31, 2011 and 2010, respectively., which are included in selling, general and administrative expenses.  As of December 31, 2011 and June 30, 2011, amounts due to Marketiquette were $162 and $194, respectively.  The president and owner of Marketiquette is a director of the Company and its President (Principal Executive Officer).

Techtronics  Industries North America Inc. (“TTI”)
For three months ended December 31, 2011 and 2010, approximately 42% and 75% of the Company’s revenues, respectively, were earned from TTI and for the six months ending December 31, 2011 and 2010, approximately 27% and 61% of the Company’s revenues, respectively were earned from TTI.  As of December 31, 2011 and June 30, 2011, amounts due to TTI, included in accounts payable and accrued expense, were $1,055 and $1,648, respectively.  As of December 31, 2011 and June 30, 2011 advances received from TTI for future sales of cleaning and performance products was $748 and $380, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Francesco Galesi (“Galesi”)
In December 2011 the Company entered into a ten-year limited exclusivity distribution agreement for G-branded products with E&B Green Solutions, L.P., an entity owned and controlled by Galesi.  For the three months ended December 31, 2011 and 2010, approximately 44% and 8% of the Company’s revenues, respectively, were earned from Galesi.  For the six months ended December 31, 2011 and 2010, approximately 23% and 8% of the Company’s revenues, respectively, were earned from Galesi.  As of December 31, 2011 and June 30, 2011 amounts due from Galesi were $191 and $7, respectively.  As of December 31, 2011, Galesi, through the entities owned and controlled by him, beneficially owned approximately 17.5% of the Company’s issued and outstanding shares of Common Stock and the chief operating officer of Galesi’s real estate operations is the Company’s Chairman of the Board.

11. CONCENTRATIONS

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable
The following customers represent the majority of the Company’s sales for the six months ended:

	December 31, 2011	December 31, 2010
Sales
Menards	32%	-
TTI	27%	61%
Galesi	23%	8%

	December 31, 2011	June 30, 2011
Accounts Receivable
Galesi	59%	-
Walmart	27%	35%
Menards	-	60%

Inventory and Accounts Payable
The Company purchases all of its performance products from Delta Petroleum Company (“Delta”), its cleaning products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors is as follows:

	December 31, 2011	June 30, 2011
Accounts Payable
Inventek	95	192
Delta	967	2,071
TTI	370	1,587

Inventory purchased
Inventek	450	427
Delta	1,348	5,135
TTI	973	1,278

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

Overview of our Business

We market, sell and distribute an array of G-branded, environmentally-friendly, bio-based performance and cleaning products to the automotive aftermarket, outdoor power equipment, well service and marine markets.  The “green” base of our performance products is comprised of animal fats and plant oils, while our cleaning and oil spill products use plant and vegetable oils.  This biodegradable green base replaces traditional petroleum and chemical derived bases typically used to make motor oils, cleaning solutions and other consumer products without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment.

Our G-brand family of products includes G-OIL®, G-FUELTM, G-CLEAN™, G-GLASS™ and G-MARINE™.  These products are offered in a wide range of automotive, outdoor power equipment, well service and marine categories, primarily performance and cleaning solutions.  Our products are produced for us under supply and requirements contracts with domestic manufacturers.  We sell the majority of our products through master distribution agreements with wholesalers and contractual arrangements with independent sales professionals. Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Menards, ACE Hardware and Canadian Tire Corporation. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market, oil and gas market and marine market.

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B Green Solutions, L.P. (‘E&B”), a entity owned and controlled by Francesco Galesi (“Galesi”), a related party.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business who will be responsible for the distribution of our full range of G-CLEAN products specifically engineered for oil and gas fields. Our cleaning products for the oil and gas well service industry include: Well Wake Up!, Casing Cutter, Frac and Storage Tank Cleaner & Water Treatment and Rig & Equipment Cleaner. The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (NCP) for oil spill clean-ups.

In September 2011, our new formulas for both G-OIL® 5W-30 and 5W-20 ultimate biodegradable bio-based full synthetic GREEN motor oils had received API SM certifications.  We filed patent applications for our formulations.  G-OIL is the world's first API certified bio-based motor oil.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended December 31, 2011 and 2010

Our activities for the three months December 31, 2011 and 2010 essentially included capital origination, product development, manufacturing, marketing and sales of our performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended December 31,
	2011	2010

Net sales	$1,579	$678
Loss from operations	$(2,232)	$(2,322)
Settlement income (charges)	$-	$(323)
Change in revaluation of derivatives	$(1,117)	$-
Loss on issuance of convertible debt	$(1,265)	$-
Other expense	$(73)	$(2)
Net loss	$(4,687)	$(2,647)

Net Sales

Net sales for the three months ended December 31, 2011 was $1,579, primarily attributed to sales of our G-CLEAN™ oil and gas well service cleaners, 4-cycle engine oils, and 5W-30 motor oil.  Net sales for the three months ended December 31, 2010 was $678, primarily attributed to sales of 4-cycle oil, 5W-30 motor oil and grill cleaner.  The increase in net sales from 2010 to 2011 is a result of sales of the G-CLEAN™ oil and gas well service cleaners and higher shipments of our 5W-30 motor oil.

For the three months ended December 31, 2011, approximately 95% of our sales were from three customers, Galesi, Techtronic Industries North America, Inc. (“TTI”) and Walmart.  Galesi and TTI are related parties.  For the three months ended December 31, 2010, approximately 86% of our sales were from TTI.  Net sales are comprised as follows:

	Three Months Ended December 31,
	2011	2010
Performance products	$595	$623
Cleaning products	$984	$55
Total	$1,579	$678

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the three months December 31, 2011 and 2010 were approximately $1,251, and $591, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2010 to 2011 is primarily due to the increase in net sales

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the three months December 31, 2011 and 2010 include the following:

	Three Months Ended December 31,
	2011	2010
Salaries	$155	$203
Selling, marketing, public relations and related	$904	$586
Development, product release and testing	$125	$161
Management and operating fees	$96	$26
Legal and professional	$107	$75
Occupancy, communications and all other, net	$143	$161
Total selling, general and administrative expenses	$1,530	$1,212

The decrease in salaries is due to the resignation of our former chief executive officer in May 2011.  The increase in sales and marketing expenses is primarily due to marketing fees and print advertising fees.   The decrease in development, product release and testing is primarily due to prior year independent testing fees to obtain the SM rating from the American Petroleum Institute (API) for our 5W-30 and 5W-20 motor oil.  The increase in management and operating fees is due to higher consulting fees.

Stock-based compensation

Stock-based compensation expense for the three months ended December 31, 2011 and 2010 was approximately $978 and $1,098, respectively.  The decrease is primary due to prior year stock option expense for our former chief executive officer.

Depreciation and amortization

Depreciation and amortization expense for the three months December 31, 2011 and 2010 was approximately $52 and $99, respectively.  Depreciation charges totaled $5 and $8 for the three months ended December 31, 2011 and 2010, respectively, and amortization expense for intangible assets totaled $47 and $91 for the three months ended December 31, 2011 and 2010, respectively.  The decrease in amortization expense is primarily due to the change in useful life of the intangible assets. The depreciation and amortization expense is excluded from cost of sales.

Legal and settlement charges

In connection with the legal fees related to the Zuckerman case as more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we recorded a charge of $323 for the three months ending December 31, 2010.

Change in revaluation of derivatives

As of December 31, 2011 the change in the fair value of the conversion features subject to derivative accounting was $1,117.  The value of the conversion features as of December 31, 2011 was determined using the Black-Scholes method.  For the three months ended December 31, 2011, we recorded an adjustment of $705 for the conversion feature on $2,250 aggregate principal amount of our 6.0% secured convertible debentures due December 31, 2014 (the “Debentures”) that were issued in December 2011 and $412 for the associated warrants.

Loss on issuance of convertible debt

We recorded a charge of $1,265 in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the three months ended December 31, 2011 and 2010 was approximately $73 and $2, respectively.  We recorded a charge of $63 in connection with the amortization of the debt discount on the Debentures.  Also included in interest expense is interest due on notes payable to related parties.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

Six months ended December 31, 2011 and 2010

Our activities for the six months ended December 31, 2011 and 2010 essentially included capital origination, product development, manufacturing, marketing and sales of our performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the six months ended December 31, 2011 and 2010 are as follows:

	Six months ended December 31,
	2011	2010

Net sales	$3,419	$1,139
Loss from operations	$(4,748)	$(4,792)
Settlement income (charges)	$254	$(458)
Change in revaluation of derivatives	$(1,117)	$-
Loss on issuance of convertible debt	$(1,265)	$-
Other expense	$(76)	$(4)
Net loss	$(6,952)	$(5,254)

Net Sales

Net sales for the six months ended December 31, 2011 was $3,419, primarily attributed to sales of G-CLEAN™ oil and gas well service cleaners, 4-cycle engine oils, 5W-30 motor oil, and G-CLEAN™ pressure washing equipment.  Net sales for the six months ended December 31, 2010 was $1,139, primarily attributed to sales of 4-cycle oil, OSC-1809 surface washing agent, grill cleaner, 5W-30 motor oil, and bar and chain lubricants.  The increase in net sales from 2010 to 2011 is a result of sales of the G-CLEAN™ pressure washing equipment, G-CLEAN™ oil and gas well service cleaners and higher shipments of our 5W-30 motor oil.

For the six months ended December 31, 2011, approximately 82% of our sales were from three customers, Menards, Inc, TTI and Galesi.  For the six months ended December 31, 2010, approximately 75% of our sales were from two customers, TTI and Ed Maxwell Sales.  Net sales are comprised as follows:

	Six months ended December 31,
	2011	2010
Performance products	$1,171	$752
Cleaning products	$2,248	$387
Total	$3,419	$1,139

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the six months ended December 31, 2011 and 2010 were approximately $2,877, and $962, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2010 to 2011 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the six months ended December 31, 2011 and 2010 include the following:

	Six months ended December 31,
	2011	2010
Salaries	$310	$438
Selling, marketing, public relations and related	$1,976	$1,209
Development, product release and testing	$206	$280
Management and operating fees	$211	$199
Legal and professional	$235	$210
Occupancy, communications and all other, net	$277	$296
Total selling, general and administrative expenses	$3,215	$2,632

The decrease in salaries is due to the resignation of our former chief executive officer in May 2011 and our former president and chief operating officer in September 2010.  The increase in sales and marketing expenses is primarily due to higher print advertising fees, higher auto racing sponsorship fees and higher commission expense due to increased sales.   The decrease in development, product release and testing is primarily due to prior year independent testing fees to obtain the SM rating from the American Petroleum Institute (API) for our 5W-30 and 5W-20 motor oil.

Stock-based compensation

Stock-based compensation expense for the six months ended December 31, 2011 and 2010 was approximately $1,970 and $2,140, respectively.  The decrease is primary due to prior year stock option expense for our former chief executive officer.

Depreciation and amortization

Depreciation and amortization expense for the six months ended December 31, 2011 and 2010 was approximately $105 and $197, respectively.  Depreciation charges totaled $12 and $15 for the six months ended December 31, 2011 and 2010, respectively, and amortization expense for intangible assets totaled $93 and $182 for the six months ended December 31, 2011 and 2010, respectively.  The decrease in amortization expense is primarily due to the change in useful life of the intangible assets. The depreciation and amortization expense is excluded from cost of sales.

Legal and settlement charges

In connection with the legal fees related to the Zuckerman case as more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we recorded a favorable adjustment of $254 for the six months ended December 31,compared to a charge of $458 for the six months ended December 31, 2010.  The adjustment was due to a settlement agreement regarding the payment of legal fees related to the litigation.

Change in revaluation of derivatives

As of December 31, 2011 the change in the fair value of the conversion features subject to derivative accounting was $1,117.  The value of the conversion features as of December 31, 2011 was determined using the Black-Scholes method.  For the three months ended December 31, 2011, we recorded an adjustment of $705 for the conversion feature on the Debentures and $412 for the associated warrants.

Loss on issuance of convertible debt

We recorded a charge of $1,265 in connection with the issuance of the Debentures and associated warrants.

Interest expense, net

Net interest expense for the six months ended December 31, 2011 and 2010 was approximately $76 and $4, respectively.  We recorded a charge of $63 in connection with the amortization of the debt discount on the Debentures.  Also included in interest expense is interest due on notes payable to related parties.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual sales in the quarters ending March and June.

Liquidity and Capital Resources

At December 31, 2011 and June 30, 2011, we had $740 and $772 in cash and an accumulated deficit of $64,398 and $57,446, respectively.  At December 31, 2011 and June 30, 2011, we had a working capital deficit of $7,373 and 3,003, respectively.

Net cash used in operating activities was $2,226 and $908 for the six months ended December 31, 2011 and 2010, respectively. The decrease from 2010 to 2011 was primarily due to an increase in accounts payable, partially offset by payments made to vendors in the six months ended December 31, 2011.

Net cash provided by financing activities was $2,210 and $376 for the six months ended December 31, 2011 and 2010, respectively.   The increase in financing activities is primarily due to the issuance in December 2011 of the Debentures, offset by the payment of notes payable.  The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

We currently have no material commitments for capital expenditures.  During six months ended December 31, 2011 and 2010, our cash used in investing activities (capital requirements) was $16 and $0, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, sales and marketing, and purchasing finished goods to fulfill orders.

Losses from operations are continuing subsequent to December 31, 2011 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.  From July 1, 2011 through December 31, 2011, we sold 1,830,000 shares of our common stock to Lincoln Park Capital pursuant to an agreement more fully described in our Annual Report for the year ended June 30, 2012.  Total aggregate gross proceeds from these sales were $400, offset by placement fees of $19.  In addition, we issued an additional 23,000 shares of our common stock to LPC in connection with these sales as commitment fees.

Secured Convertible Debentures and Warrants

In December 2011, we realized gross proceeds of $2,250 from the sale of the Debentures and warrants to purchase up to 6,617,000 shares of our common stock (the “Warrants”) to three accredited investors (the “Investors”) in a private placement transaction.  Interest on the Debentures is payable quarterly in arrears cash or equity at our discretion. The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted, in whole or in part, at any time at the option of each Investor into shares of our common stock, based on an initial conversion price of $0.17 per share. The Debentures are due and payable on December 31, 2014. The Company may prepay the Debentures at any time without penalty or premium upon ten business days’ prior written notice to the Investors, provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures.

The Warrants are exercisable at any time on or before December 31, 2016.  The exercise price is $0.21.

The Debentures and Warrants also provide for weighted average anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the conversion or exercise price of the Debentures and Warrants, respectively, except in connection with the following issuances of our common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) securities issuable upon the exchange or exercise of the Debenture or Warrants, or (iii) securities issued pursuant to acquisitions or strategic transactions.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2011 our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this report have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of December 31, 2011, we had an accumulated deficit of $64,398, with total stockholders’ deficit of $6,162.  We had a working capital deficit of $7,373 at December 31, 2011.

We continue to have discussions with existing and potential new investors regarding an investment in us.  Although we do not have any firm commitments, we intend to continue these discussions.  Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment, increase revenues or attract new investment on terms acceptable to us.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

Contractual Arrangements

Significant contractual obligations as of December 31, 2011 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$177	$70

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (ALL DOLLAR AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

In December 2011, we realized gross proceeds of $2,250 from the sale of the Debentures and the Warrants to three accredited investors in a private placement transaction.  Interest on the Debentures is payable quarterly in arrears, either in cash or shares of common stock at our discretion.  The outstanding principal balance of the Debentures, and all accrued but unpaid interest thereon, may be converted, in whole or in part, at any time at the option of each Investor into shares of our common stock, based on an initial conversion price of $0.17 per share. For a more complete description of the private placement transaction, please refer to “Liquidity and Capital Resources -Secured Convertible Debentures and Warrants” above and notes 6 and 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q.

The Debentures and Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

In October 2011, we issued 20,000 shares of our restricted common stock for marketing fees with an aggregate fair market value of $4.  The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

ITEM 6. – EXHIBITS

Exhibit Numbers	Description
4.1	Final form of 6% Convertible Debenture due and payable on December 31, 2014.
4.2	Final form of Series A Common Stock Purchase Warrant exercisable at any time on or before December 31, 2016 at an exercise price is $0.21.
10.1	Final form of Securities Purchase Agreement, dated as of December 12, 2011, between Green Earth Technologies, Inc., and each Investor identified on the signature pages thereto.
10.2	Final form of Registration Rights Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and certain of the Investors.
10.3	Final form of Patent Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors.
10.4	Final form of Trademark Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors.
10.5	Final form of Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors.
31.1	Certification of President and Chief Marketing Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
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
_________________
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

GREEN EARTH TECHNOLOGIES, INC.

Date: February 13, 2012	By:	/s/ Jeffrey Loch
Name: Jeffrey Loch Title: President and Chief Marketing Officer (Principal Executive Officer)

	By:	/s/ Greg D. Adams
Name: Greg D. Adams Title: Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)