Form 10-Q
period 2012-03-31
GREEN EARTH TECHNOLOGIES, INC
filed 2012-05-14
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 14, 2012, the issuer had a total of 152,105,011 shares of common stock, $0.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$714	$772
Trade receivables, less allowance of $59 and $80	624	2,428
Inventories, net	1,196	957
Prepaid expenses and other current assets	478	543
Total current assets	3,012	4,700
Property and equipment, net	57	57
Intangibles, net	1,165	1,306
Total Assets	$4,234	$6,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	2,074	2,959
Accounts payable, related parties	696	1,973
Accrued expenses	990	1,190
Accrued expenses, related parties	799	61
Deferred revenue, related party	806	380
Notes payable, related party	1,600	1,140
Derivative liability	2,581	-
Total current liabilities	9,546	7,703
Secured convertible debentures, net of debt discount	250	-
Total Liabilities	9,796	7,703

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 152,105,011 and 150,042,965 shares issued and outstanding, as of March 31, 2012 and June 30, 2011	152	150
Additional paid-in capital	59,005	55,656
Common stock subscription	290	-
Accumulated deficit	(65,009)	(57,446)
Total stockholders' deficit	(5,562)	(1,640)
	$4,234	$6,063

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net sales	$1,520	$2,577	$4,940	$3,716

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	1,380	2,099	4,258	3,061
Selling, general and administrative expenses	1,540	1,343	4,755	3,975
Stock-based compensation	976	1,001	2,945	3,141
Depreciation and amortization	52	96	157	293
	3,948	4,539	12,115	10,470

Loss from operations	(2,428)	(1,962)	(7,175)	(6,754)

Other income (expense):
Legal and settlement income (charges)	-	(2,067)	254	(2,525)
Change in revaluation of derivatives	2,051	-	934	-
Loss on issuance of convertible debt	-	-	(1,265)	-
Interest expense, net	(234)	(2)	(311)	(6)

Loss from operations before income taxes	(611)	(4,031)	(7,563)	(9,285)

Income tax	-	-	-	-

Net loss	$(611)	$(4,031)	$(7,563)	$(9,285)

Basic and diluted net loss per common share	$(0.00)	$(0.03)	$(0.05)	$(0.07)

Basic and diluted weighted average common shares outstanding	152,001,000	137,954,000	151,694,000	137,571,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

			Additional	Common
	Common Stock		Paid	Stock	Accumulated
	Shares	Amount	In Capital	Subscription	Deficit	Total

Balance at June 30, 2011	150,042,965	$150	$55,656	$-	(57,446)	$(1,640)
Private placement of common stock	1,992,046	2	404	-	-	406
Common Stock Subscription	-	-	-	290	-	290
Stock-based compensation	70,000	-	2,945	-	-	2,945
Net loss	-	-	-	-	(7,563)	(7,563)
Balance at March 31, 2012	152,105,011	$152	$59,005	$290	$(65,009)	$(5,562)

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,563)	$(9,285)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	157	293
Shares issued in settlement of Zuckerman litigation	-	1,435
Amortization of debt discount	250	-
Loss on issuance of convertible debt	1,265	-
Change in fair value of derivative liability	(934)	-
Bad debt expense	(21)	7
Stock-based compensation expense	2,945	3,141
Changes in assets and liabilities:
Accounts receivable	1,825	(658)
Inventories	(239)	749
Prepaid expenses and other current assets	46	52
Accounts payable	(886)	1,826
Accounts payable, related parties	(1,276)	13
Accrued expenses	(200)	78
Accrued expenses, related parties	738	131
Deferred revenue	426	171
Net cash used in operating activities	(3,467)	(2,047)

Cash flows from investing activities:
Acquisition of equipment	(16)	-

Net cash used in investing activities	(16)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	715	2,341
Issuance of secured convertible debentures	2,250	-
Proceeds from notes payable, related party	1,500
Repayment of notes payable	(1,040)	(60)

Net cash provided by financing activities	3,425	2,281

Net (decrease) increase in cash	(58)	234
Cash and cash equivalent
Beginning of period	772	1,360
End of period	$714	$1,594

Supplemental information from non-cash investing and financing activities

Interest payments	$-	$-
Income taxes paid	$9	$6
Commitment shares for financing activity	$-	$242

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

1.   SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc. (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware.  The Company, markets, sells and distributes bio-degradable performance and cleaning products.  The Company’s product line crosses multiple industries including the automotive aftermarket, well services, marine and outdoor power equipment markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

As reflected in the Company’s historical consolidated financial statements, the Company has recurring net losses and net cash outflows from operating activities.  The Company also has a working capital deficit.  The Company relies upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

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

The Company plans to increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company will attempt to raise capital from external sources or by selling stock under its agreement with Lincoln Park Capital Fund, LLC (“LPC”) (see note 10 below) in order to enable it to continue to meet its financial obligations until it achieves profitability or generates positive cash flow.

There can be no assurance that the Company will be able to raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have a substantial adverse effect on the Company’s business, operations and financial condition.

2.             INVENTORIES, NET

Inventories consist of the following:

	March 31, 2012	June 30, 2011
Raw materials	$854	$402
Finished goods	342	555
	$1,196	$957

Inventories are presented net of an obsolescence reserve of $656 and $725 at March 31, 2012 and June 30, 2011, respectively.

3.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following:

	March 31, 2012	June 30, 2011
LPC commitment fee	$207	$227
Deferred financing costs, net	108	-
Prepaid advertising	84	280
Other	79	36
	$478	$543

4.   INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2012	June 30, 2011	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,385	1,244
	$1,165	$1,306

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Expected amortization of intangible assets is as follows:

2012	$47
2013	186
2014	186
2015	186
2016	186
Thereafter	374
$1,165

Amortization expense included in depreciation and amortization totaled $47 and $91 for three months ended March 31, 2012 and 2011, respectively, and $140 and $273 for the nine months ended March 31, 2012 and 2011, respectively.

The decrease in amortization expense was due to a change in the estimated useful life of the intangible assets from 4 years as of June 30, 2011 to 7 years.  The change was made because the Company deemed that future cash flows from this intangible asset supports a seven year carrying value.

5.   ACCRUED EXPENSES

Accrued liabilities consist of the following:

	March 31, 2012	June 30, 2011
Accrued payroll and taxes	$553	$714
Accrued interest	231	227
Accrued board of director fees	143	133
Other	63	116
	$990	$1,190

6.   NOTES PAYABLE, RELATED PARTY

Notes payable consist of the following:

	March 31, 2012	June 30, 2011
3.25 % secured note	$100	$140
12% secured note, related party	1,500	1,000
	$1,600	$1,140

The 12% secured note held by TTI, a related party, is secured by Walmart’s accounts receivable and is due on June 30, 2012.

The 3.25% secured note date was extended to June 30, 2012.

7.   DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option
The Debentures (as defined in note 8 below) are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.17 per share (the “Conversion Price.”)  (See note 8 below.)  The conversion feature was bifurcated from the Debenture and accounted for as a free standing derivative liability in the accompanying condensed balance sheet.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The Company records the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Debentures	$1,588	$-	$-	$1,588
	$1,588	$-	$-	$1,588

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the nine months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Balance at beginning of period – July 1, 2011 and 2010, respectively	$-	$-
Additions to derivative instruments	2,207
Change in fair market value of Debentures	(619)	-
Balance at end of period - March 31, 2012 and 2011, respectively	$1,588	$-

These instruments, including the Debentures, were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the fair value of the conversion feature using the Black-Sholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2012	Inception December 2011
Number of shares	13,235,000	13,235,000
Conversion Price	$0.17	$0.17
Volatility	137%	136%
Risk-free interest rate	0.51%	0.38%
Expected dividend yield	0%	0%
Life of Debentures	2.7	3

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Warrants	$993	$-	$-	$993
	$993	$-	$-	$993

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the nine months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Balance at beginning of period – July 1, 2011 and 2010, respectively	$-	$-
Additions to derivative instruments	1,308
Change in fair market value	(315)	-
Balance at end of period - March 31, 2012 and 2011, respectively	$993	$-

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2012	Inception December 2011
Number of shares underlying the Warrants	6,617,000	6,617,000
Exercise Price	$0.21	$0.21
Volatility	176%	177%
Risk-free interest rate	1.04%	0.91%
Expected dividend yield	0%	0%
Warrant life (years)	4.7	5

8.   SECURED CONVERTIBLE DEBENTURE, NET DEBT DISCOUNT

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Secured convertible debentures, net of debt discount, consist of the following:

	March 31, 2012	June 30, 2011
Convertible Debentures	$2,250	$-
Debt discount ($2,250)	(2,000)	-
	$250	$-

The Company recorded an immediate loss on the issuance of convertible debt due to the fair value of the conversion option and warrants exceeding the carrying value of the convertible debt of approximately $1,265 in the statement of operations.

Total debt discount of $2,250 is being amortized over the life of the Debentures and is included in interest expense.

In connection with the issuance of the Debentures and the Warrants, the Company recognized deferred financing costs of $117. These costs are being amortized over the life of the Debentures.  These costs are recognized under prepaid expenses and other current assets in the accompanying condensed balance sheet.

9.   STOCKHOLDERS EQUITY

Common Stock Subscription
In October 2011, the Company agreed to issue 1,800,000 shares of Common Stock on June 1, 2012 to an accredited investor for installment payments totaling $500. The Company will not issue the Common Stock until all payments are made in full.  The Company received payments totaling $290 and expects to receive the remainder by June 1, 2012.

Private Placements

Lincoln Park Capital
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

During the nine month period ended March 31, 2012, the Company sold 1,830,000 shares of Common Stock to LPC under the Purchase Agreement for aggregate gross proceeds of $400, offset by placement fees of $19.  In connection with these purchases, the Company issued an additional 23,000 shares of Common Stock as commitment fees to LPC.

Other
From July 1, 2011 through March 31, 2012, the Company issued 139,000 shares of common stock for gross proceeds of $25 in private placement transactions.

Warrants
Warrant activity for the nine months ended March 31, 2012 is as follows:

	Numbe of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	7,689,000	$0.28	1.5 years
Granted	6,618,000	0.21
Exercised	-0-
Outstanding and exercisable at March 31, 2012	14,307,000	$0.25	1.6 years	$87

Other Uses – Common Stock
In July 2011, the Company issued 50,000 shares of Common Stock to pay a consulting firm for services rendered.  The fair value of the shares in connection with this transaction totaled $16.  In October 2011, the Company issued 20,000 shares of Common Stock to pay for marketing fees.  The fair value of the shares in connection with this transaction totaled $4.

10.           COMMITMENTS AND CONTINGENCIES

Settlement agreement
In September 2011, the Company entered into a settlement agreement with its attorneys who rendered legal services to Company in connection with the Zuckerman Litigation (as more fully described in the 2011 Annual Report.)  The Company and the attorneys agreed to reduce the outstanding balance of $454 to $200, which resulted in a gain on settlement of $254. As of March 31, 2012, the balance due was $75.

11.           RELATED PARTY TRANSACTIONS

Inventek Collodial Cleaners, LLC (“Inventek”)
The Company purchased inventory from Inventek totaling $103 and $166 for the three months March 31, 2012 and 2011, respectively and $552 and $320 for the nine months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and June 30, 2011, amounts due to Inventek were $210 and $192, respectively. As of March 31, 2012, Inventek beneficially owned approximately 6.5% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Marketiquette, Inc (“Marketiquette”)
The Company paid Marketiquette a total of $111 and $123 for the three months ended March 31, 2012 and 2011, respectively and $520 and $399 for the nine months ended March 31, 2012 and 2011, respectively, which are included in selling, general and administrative expenses.  As of March 31, 2012 and June 30, 2011, amounts due to Marketiquette were $116 and $194, respectively.  The president and owner of Marketiquette is a director of the Company and its President (Principal Executive Officer).  As of March 31, 2012, Marketiquette beneficially owned approximately 5.3% of the Company’s issued and outstanding shares of Common Stock.

Techtronics  Industries North America Inc. (“TTI”)
For three months ended March 31, 2012 and 2011, approximately 46% and 58% of the Company’s revenues, respectively, were earned from TTI and for the nine months ending March 31, 2012 and 2011, approximately 33% and 58% of the Company’s revenues, respectively were earned from TTI.  As of March 31, 2012 and June 30, 2011, amounts due to TTI, included in accounts payable and accrued expense, were $1,140 and $1,648, respectively.  As of March 31, 2012 and June 30, 2011 advances received from TTI for future sales of cleaning and performance products was $806 and $380, respectively.  As of March 31, 2012, TTI beneficially owned approximately 21.3% of the Company’s issued and outstanding shares of Common Stock.

Francesco Galesi (“Galesi”)
In December 2011 the Company entered into a ten-year limited exclusivity distribution agreement for G-branded products with E&B Green Solutions, L.P. (“E&B”) and a separate agreement with Green Planet (“Green Planet”).  Both entities are owned and controlled by Galesi, who, as of March 31, 2012, beneficially owned approximately 17.5% of the Company’s issued and outstanding shares of Common Stock.  In addition, the chief operating officer of Galesi’s real estate operations serves as the Company’s Chairman of the Board of Directors.  For the three months ended March 31, 2012, the Company did not record any sales to E&B or Green Planet.  For the three months ended March 31, 2011, approximately 1% of the Company’s revenues generated from sales to E&B and Green Planet.  For the nine months ended March 31, 2012 and 2011, approximately 17% and 3% of the Company’s revenues, respectively, were generated from E&B and Green Planet.  As of March 31, 2012, there were no amounts due from either E&B or Green Planet.  As of June 30, 2011, amounts due from E&B and Green Planet totaled $7.  As of March 31, 2012, the aggregate amounts due to E&B and Green Planet, included in accrued expense, was $29.

12.    CONCENTRATIONS

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable
The following customers represent the majority of the Company’s sales for the nine months ended:

	March 31, 2012	March 31, 2011
Sales
TTI	33%	58%
Menards	23%	-
Walmart	19%	25%
Galesi	17%	3%

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

	March 31, 2012	June 30, 2011
Accounts Receivable
Walmart	82%	35%
Menards	-	60%

Inventory and Accounts Payable
The Company purchases all of its performance products from Delta Petroleum Company (“Delta”), its cleaning products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	Nine months ended March 31,
	2012	2011
Inventory purchased
Delta	$3,265	$2,698
TTI	973	-
Inventek	552	320

	March 31, 2012	June 30, 2011
Accounts Payable
Delta	$1,444	$2,071
TTI	370	1,587
Inventek	210	192

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

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B Green Solutions, L.P. (‘E&B”), an entity owned and controlled by Francesco Galesi (“Galesi”), a related party.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business who will be responsible for the distribution of our full range of G-CLEAN products specifically engineered for oil and gas fields. Our cleaning products for the oil and gas well service industry include: Well Wake Up!, Casing Cutter, Frac and Storage Tank Cleaner & Water Treatment and Rig & Equipment Cleaner. The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (NCP) for oil spill clean-ups.

In September 2011, our new formulas for both G-OIL® 5W-30 and 5W-20 ultimate biodegradable bio-based full synthetic GREEN motor oils had received API SM certifications.  We filed patent applications for our formulations.  G-OIL is the world's first API certified bio-based motor oil.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended March 31, 2012 and 2011

Our activities for the three months March 31, 2012 and 2011 essentially included product development, manufacturing, marketing and sales of our performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure and to support the planned business.

Our results of operations for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Net sales	$1,520	$2,577
Loss from operations	(2,428)	(1,962)
Settlement income (charges)	-	(2,067)
Change in revaluation of derivatives	2,051	-
Interest expense, net	(234)	(2)
Net loss	$(611)	$(4,031)

Net Sales

Net sales for the three months ended March 31, 2012 was $1,520, primarily attributed to sales of 4-cycle engine oils, 5W-30 motor oil and 2-cycle oil.  Net sales for the three months ended March 31, 2011 was $2,577, primarily attributed to sales of 4-cycle oil, 5W-30 motor oil, 2-cycle oil and pressure washer cleaners.  The decrease in net sales from 2011 to 2012 is due to delays in production and the fact that 2011 represented initial fulfillment (load-ins) of our outdoor power equipment engine oils at Home Depot and Walmart.

For the three months ended March 31, 2012, approximately 86% of our sales were from two customers, Techtronic Industries North America, Inc. (“TTI”) and Walmart.  TTI is a related party.  For the three months ended March 31, 2011, approximately 92% of our sales were from two customers, TTI and Walmart.  Net sales are comprised as follows:

	Three Months Ended March 31,
	2012	2011
Performance products	$1,379	$2,180
Cleaning products	141	397
Total	$1,520	$2,577

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the three months March 31, 2012 and 2011 were approximately $1,380, and $2,099, respectively.  The decrease in cost of sales (exclusive of depreciation and amortization) from 2011 to 2012 is primarily due to the decrease in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the three months March 31, 2012 and 2011 include the following:

	Three Months Ended March 31,
	2012	2011
Salaries	$272	$177
Selling, marketing, public relations and related	821	684
Development, product release and testing	163	151
Management and operating fees	71	92
Legal and professional	97	89
Occupancy, communications and all other, net	116	150
Total selling, general and administrative expenses	$1,540	$1,343

The increase in salaries is due to an increase in headcount, partially offset by the resignation of our former chief executive officer in May 2011.  The increase in sales and marketing expenses is primarily due to marketing fees and print advertising fees.

Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was approximately $976 and $1,001, respectively.  The decrease is primary due to prior year stock option expense for our former chief executive officer.

Depreciation and amortization

Depreciation and amortization expense for the three months March 31, 2012 and 2011 was approximately $52 and $96, respectively.  Depreciation charges totaled $5 and $5 for the three months ended March 31, 2012 and 2011, respectively, and amortization expense for intangible assets totaled $47 and $91 for the three months ended March 31, 2012 and 2011, respectively.  The decrease in amortization expense is primarily due to the change in useful life of the intangible assets. The depreciation and amortization expense is excluded from cost of sales.

Legal and settlement charges

In connection with the legal fees related to the Zuckerman case as more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we recorded a charge of $2,067 for the three months ending March 31, 2011.

Change in revaluation of derivatives

As of March 31, 2012 the change in the fair value of the conversion features of the convertible debentures was $2,051.  The value of the conversion features as of March 31, 2012 was determined using the Black-Scholes method.  For the three months ended March 31, 2012, we recorded an adjustment of $1,324 for the conversion feature on $2,250 aggregate principal amount of our 6.0% secured convertible debentures due March 31, 2014 (the “Debentures”) that were issued in December 2011 and $727 for the associated warrants.

Interest expense, net

Net interest expense for the three months ended March 31, 2012 and 2011 was approximately $234 and $2, respectively.  Interest expense consists of $187 in connection with the amortization of the debt discount on the Debentures, $34 in connection with the accrued interest on the Debentures and $10 in connection with the deferred financing costs for the Debentures.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

Nine months ended March 31, 2012 and 2011

Our activities for the nine months ended March 31, 2012 and 2011 essentially included product development, manufacturing, marketing and sales of our performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, development of an infrastructure and to support the planned business.

Our results of operations for the nine months ended March 31, 2012 and 2011 are as follows:

	2012	2011

Net sales	$4,940	$3,716
Loss from operations	(7,175)	(6,754)
Settlement income (charges)	254	(2,525)
Change in revaluation of derivatives	934	-
Loss on issuance of convertible debt	(1,265)	-
Interest expense, net	(311)	(6)
Net loss	$(7,563)	$(9,285)

Net Sales

Net sales for the nine months ended March 31, 2012 was $4,940, primarily attributed to sales of 4-cycle engine oils, 5W-30 motor oil, G-CLEAN™ oil and gas well service cleaners, and G-CLEAN™ pressure washing equipment.  Net sales for the nine months ended March 31, 2011 was $3,716, primarily attributed to sales of 4-cycle oil, 5W-30 motor oil, and 2-cycle oil and grill cleaner.  The increase in net sales from 2011 to 2012 is a result of sales of the G-CLEAN™ pressure washing equipment, G-CLEAN™ oil and gas well service cleaners and higher shipments of our 5W-30 motor oil, partially offset by delays in production and the fact that 2011 represented initial fulfillment (load-ins) of our outdoor power equipment engine oils at Home Depot and Walmart.

For the nine months ended March 31, 2012, approximately 90% of our sales were from four customers, TTI, Menards, Inc, Walmart and Galesi.  For the nine months ended March 31, 2011, approximately 83% of our sales were from two customers, TTI and Walmart.  Net sales are comprised as follows:

	Nine months ended March 31,
	2012	2011
Performance products	$2,566	$2,926
Cleaning products	2,374	790
Total	$4,940	$3,716

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the nine months ended March 31, 2012 and 2011 were approximately $4,258, and $3,061, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2011 to 2012 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the nine months ended March 31, 2012 and 2011 include the following:

	Nine months ended March 31,
	2012	2011
Salaries	$582	$615
Selling, marketing, public relations and related	2,797	1,893
Development, product release and testing	369	431
Management and operating fees	282	291
Legal and professional	332	300
Occupancy, communications and all other, net	393	445
Total selling, general and administrative expenses	$4,755	$3,975

The decrease in salaries is due to the resignation of our former chief executive officer in May 2011, partially offset by an increase in headcount.  The increase in sales and marketing expenses is primarily due to higher print advertising fees, higher auto racing sponsorship fees and higher commission expense due to increased sales.   The decrease in development, product release and testing is primarily due to prior year independent testing fees to obtain the SM rating from the American Petroleum Institute (API) for our 5W-30 and 5W-20 motor oil.

Stock-based compensation

Stock-based compensation expense for the nine months ended March 31, 2012 and 2011 was approximately $2,945 and $3,141, respectively.  The decrease is primary due to prior year stock option expense for our former chief executive officer.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended March 31, 2012 and 2011 was approximately $157 and $293, respectively.  Depreciation charges totaled $17 and $20 for the nine months ended March 31, 2012 and 2011, respectively, and amortization expense for intangible assets totaled $140 and $273 for the nine months ended March 31, 2012 and 2011, respectively.  The decrease in amortization expense is primarily due to the change in useful life of the intangible assets. The depreciation and amortization expense is excluded from cost of sales.

Legal and settlement charges

In connection with the legal fees related to the Zuckerman case as more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we recorded a favorable adjustment of $254 for the nine months ended March 31,compared to a charge of $2,525 for the nine months ended March 31, 2011.  The adjustment was due to a settlement agreement regarding the payment of legal fees related to the litigation.

Change in revaluation of derivatives

As of March 31, 2012 the change in the fair value of the conversion features of the convertible debenture was $934.  The value of the conversion features as of March 31, 2012 was determined using the Black-Scholes method.  For the three months ended March 31, 2012, we recorded an adjustment of $619 for the conversion feature on the Debentures and $315 for the associated warrants.

Loss on issuance of convertible debt

We recorded a charge of $1,265 in connection with the issuance of the Debentures and associated warrants.

Interest expense, net

Net interest expense for the nine months ended March 31, 2012 and 2011 was approximately $311 and $6, respectively.  Interest expense consists of $250 in connection with the amortization of the debt discount on the Debentures, $42 in connection with the accrued interest on the Debentures and $10 in connection with the deferred financing costs for the Debentures.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual sales in the quarters ending March and June.

Liquidity and Capital Resources

At March 31, 2012 and June 30, 2011, we had $714 and $772 in cash and an accumulated deficit of $65,009 and $57,446, respectively.  At March 31, 2012 and June 30, 2011, we had a working capital deficit of $6,534 and $3,003, respectively.

Net cash used in operating activities was $3,467 and $2,047 for the nine months ended March 31, 2012 and 2011, respectively. The increase from 2011 to 2012 was primarily due to an increase in accounts payable and accounts payable related parties, partially offset by payments made to vendors in the nine months ended March 31, 2012.

Net cash provided by financing activities was $3,425 and $2,281 for the nine months ended March 31, 2012 and 2011, respectively.  The increase in financing activities is primarily due to the issuance in December 2011 of the Debentures and proceeds from notes payable, related party, offset by the payment of notes payable, related party.  The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

We currently have no material commitments for capital expenditures.  During nine months ended March 31, 2012 and 2011, our cash used in investing activities (capital requirements) was $16 and $0, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, sales and marketing, and purchasing finished goods to fulfill orders.

Losses from operations are continuing subsequent to March 31, 2012 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.  From July 1, 2011 through March 31, 2012, we sold 1,830,000 shares of our common stock to Lincoln Park Capital pursuant to an agreement more fully described in our Annual Report for the year ended June 30, 2011.  Total aggregate gross proceeds from these sales were $400, offset by placement fees of $19.  In addition, we issued an additional 23,000 shares of our common stock to LPC in connection with these sales as commitment fees.

In March 2012, we issued 139,000 shares of our restricted common stock for gross proceeds of $25 in private placement transaction.

Secured Convertible Debentures and Warrants

In December 2011, we realized gross proceeds of $2,250 from the sale of the Debentures and warrants to purchase up to 6,617,000 shares of our common stock (the “Warrants”) to three accredited investors (the “Investors”) in a private placement transaction.  Interest on the Debentures is payable quarterly in arrears cash or equity at our discretion. The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted, in whole or in part, at any time at the option of each Investor into shares of our common stock, based on an initial conversion price of $0.17 per share. The Debentures are due and payable on December 31, 2014. The Company may prepay the Debentures at any time without penalty or premium upon ten business days prior written notice to the Investors, provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of March 31, 2012, we had an accumulated deficit of $65,009, with total stockholders’ deficit of $5,562.  We had a working capital deficit of $6,534 at March 31, 2012.

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

Contractual Arrangements

Significant contractual obligations as of March 31, 2012 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$167	$82

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (ALL DOLLAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In March 2012, we issued 139,000 shares of our restricted common stock for gross proceeds of $25 in a private placement transaction.  The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: May 14, 2012	By:	/s/ Jeffrey Loch
Jeffrey Loch
President and Chief Marketing Officer
(Principal Executive Officer)

By:	/s/ Greg D. Adams
Greg D. Adams
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)