Form 10-K
period 2012-06-30
GREEN EARTH TECHNOLOGIES, INC
filed 2012-09-28
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2011, was approximately $15,968,000.

As of September 14, 2012, there were 154,339,218 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2012 annual meeting of stockholders, to be filed no later than October 25, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GREEN EARTH TECHNOLOGIES, INC.

Form 10-K Annual Report

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report for the year ended June 30, 2012 on Form 10-K (this “Annual Report”) contain statements concerning potential future events. These forward-looking statements are based upon assumptions by management, as of the date of this Annual Report, including assumptions about the risks and uncertainties we face. In addition, we may make forward-looking statements orally or in writing, including, but not limited to, in press releases, in our annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such words as “may,” “will,” “could,” “would,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or similar words or conjugations of such words. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risk factors identified and described in Part I, Item 1A, of this Annual Report, as well as our other periodic reports on Forms 10-Q and 8-K that we file with the SEC from time to time. Investors are strongly encouraged to consider those factors when evaluating any forward-looking statements about our business operation or financial condition. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Forward-looking statements in this Annual Report include statements relating to our operating results, the development of new products, the timing of the launch of such products and the timing of any revenue to be generated from such products as well as statements regarding our plans for acquisitions. Whether or not our expectations regarding such forward-looking statements are ultimately realized depends on such factors as our ability to increase revenues, control costs, complete the development of new products in a timely manner and on budget, our ability to successfully market our products, general economic conditions and our ability to successfully identify acquisition candidates and our ability to successfully complete those acquisitions and integrate the newly acquired business into our existing operating and business platform

Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “Green Earth” include reference to our subsidiary as well.

PART I

ITEM 1.  BUSINESS.

OVERVIEW

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based performance and cleaning products to the automotive aftermarket, outdoor power equipment, well service and marine markets.  Our technology platform for manufacturing proprietary and innovative high performing “green” products whose primary brands, G-OIL® and G-CLEAN®, are the end result of company created or sourced intellectual property. Our ultimate biodegradable “green-base” replaces traditional petroleum and chemical derived bases typically associated with motor oils and other lubricants as well as cleaning solutions without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment without paying more to do so.

We sell the majority of our products directly to retailers and installers as well as through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals. Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Menards, ACE Hardware and Canadian Tire Corporation. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market, oil and gas market and marine market. Manufactured domestically under supply and requirement contracts, our proprietary environmentally preferred base oils are comprised of fatty acids procured from either plant and vegetable oils or animal fats.

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive. Our products are part of the automotive aftermarket, outdoor power equipment market, well service market and the marine market, which includes automobiles, lawn mowers, power washers, chain saws, leaf blowers, hedge trimmers and boats.

Automotive Aftermarket

The automotive aftermarket refers to the maintenance, repair, parts, accessories, chemicals and fluids for vehicles after their original sale.  The addressable market for our automotive products in the United States is comprised of more than 200 million licensed drivers, as reported  in the Automotive Aftermarket Industry Association Digital Fact Book & Lang Annual – 21st Edition (2010) (the “AAIA Fact Book”).  Sales of multigrade engine oils were over 900 million gallons in 2010, as reported in the Kline and Company study.  According to the AAIA Fact Book, the size of the U.S. automotive aftermarket products market was roughly $286 billion in 2010. These figures include retail sales through do-it-yourself (“DIY”) and do-it-for-me (“DIFM”) outlets. DIY refers to when consumers perform the maintenance and repair work needed on their vehicles.  DIFM refers to when consumers use professionals to perform the maintenance and repair work needed on their vehicles.

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

Motor Oil

According to Lubes ’n’ Greases 2012 Lubricants Industry Fact Book, the top motor oil grades and average drain intervals within the U.S. aftermarket channels are as follows:

Motor Oil Viscosity Demand for All US Cars and Light Trucks

●	5W-30:	47% share
●	5W-20:	18% share
●	10W-30:	17% share
●	10W-40:	6% share
●	0W-20:	3% share
●	20W-50:	3% share

Motor Oil Demand by “type”

●	Conventional Motor Oil:	85% share
●	Synthetic Motor Oil:	8% share
●	High Mileage Motor Oil:	7% share

Miles Driven Between Oil Changes (USA)

●	All Vehicles = 4,500 miles
●	Vehicles with Oil Life Monitors = 4,800 miles

API Engine Oil Guide

The American Petroleum Institute (“API”) service symbol, also known as the “DONUT”, is for gasoline engine oil categories (for cars, vans and light trucks with gasoline engines).  It helps consumers identify the quality of engine oils for their gasoline and diesel-powered vehicles. For instance, if an automotive owner’s manual calls for API “SJ” or “SL” oil, then API “SM” oil will provide full protection. Introduced in 2004, SM oils are designed to provide improved oxidation resistance, which means less oil thickening, improved deposit protection, so that the engine will not form harmful deposits as quickly, better engine wear protection and better low-temperature performance over the life of the oil.  For automotive gasoline engines, the engine oil service category (SM) includes the performance properties of each earlier category.

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

Environmentally Preferred Lubricants

Environmentally preferred lubricants fulfill a niche in the total lubricant market and are defined as products that are either made with renewable our reusable base stock, non-toxic and biodegradable.  According to a 2010 independent study performed by the Cicero Group (“Cicero Report”), the environmentally preferred lubricant market is approximately 24.1 million gallons.  The environmentally preferred lubricant market is comprised of:

●	Hydraulics:	34%
●	Transform:	17%
●	Metalworking:	17%
●	Chainsaw Oils:	12%
●	Gear Oils:	7%
●	Concrete Release:	6%
●	Greases:	4%
●	Engine Oils:	3%

The 2010 Cicero Report forecasted growth in the environmentally preferred lubricant market in a range of 9% -14% cumulative annual growth rate (“CAGR”) for 2009 – 2016.

Automotive Cleaning

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

Outdoor Power Equipment Market

The size of the United States market for outdoor power equipment products was roughly $15 billion in 2010 according to the Outdoor Power Equipment Institute.  In 2010, annual U.S. shipments of power lawn mowers were about 6,500,000 units, 77% of which were walk behind mowers and 23% of which were riding mowers.  Power mowers and power washers require 4-cycle engine oil.  The total “hand-held” gas powered units shipped in 2012 was over 10,500,000 units with trimmers representing 50% of the volume, followed by chain saws (20%), hand held blowers (17%) and back pack blowers (5%).  Majority of these units require 2-cycle engine oil and chain saws also require bar and chain oil.  Hand- held products with 4-cycle engines are growing as percentage of total and require 4-cycle engine oil.

Well Services Market

Storage tank cleaners, rig and equipment cleaners and surface washing agents are products that clean and remove oil once it has solidified on surfaces, such as storage tanks, trucks and oil field rigs, or migrated to the shoreline or beaches.  Surface washing agents are primarily used on solid surfaces and objects though if they are non toxic, they can be used in the water, on plants and/or animals (including humans.) Most surface washing agents are required to be approved by the Environmental Protection Agency (“EPA”). Well stimulation products are fluid-based stimulation services which are designed to improve the flow of oil from producing zones. These products enhance the flow rate of oil from wells with reduced flow caused by paraffin, asphaltenes and other materials. Well Stimulation entails pumping large volumes of specially formulated liquids into well bore to dissolve barriers thereby eliminating obstacles to the flow of oil. Sump remediation products deals with the removal of pollution or contaminants from soil, groundwater, sediment, or surface water for the general protection of the environment.

Marine Market

The recreational marine market includes retail expenditures on new and used boats, motors and engines, trailers, accessories and other associated costs. The National Marine Manufacturers Association (“NMMA”) conducts various surveys of pleasure boat industry trends and the most recent surveys indicate that 75 million adults in the United States participated in recreational boating.  There are currently approximately 17 million boats owned in the United States, including outboard, inboard, sailboats, personal watercraft, and miscellaneous (i.e., canoes, kayaks, rowboats, etc.).  Most boats require NMMA certified marine engine oil.

Market Drivers

We believe the strongest market drivers are government impacts through state and federal legislation as well as the increasing environmental concerns of the public. Several government drivers include:

●	Government regulation in application areas:
1.	Occupational Safety and Health Administration (“OSHA”) regulations require non-hazardous materials in the workplace where there is direct human contact;
2.	Food and Drug Administration (“FDA”) regulations requires non-hazardous products used in food productions;
3.	Environmental Protection Agency (“EPA”) limits and fines oil spills and disposals; and
4.	United States Department of Agriculture (“USDA’) BioPreferred® Program;
●	Increasing environmental concerns by the public;
●	Government procurement;
●	Research and development of products improves technical performance;
●	Improved performance and lifespan due to higher lubricity;
●	Government subsidies for base product providers and end-users; and
●	Awareness campaigns expected to reduce the misconception among the people.

Increased Demand of Bio-Content used in Lubricants

Bio-based products are those composed wholly or significantly of agricultural ingredients – renewable plant, animal, marine or forestry materials.  There is a new label that indicates a product has been independently certified to meet USDA BioPreferred® program standards for bio-based content.  Bio-based products can help increase U.S. energy independence by reducing the use of petroleum in manufactured products.  They may also reduce the introduction of fossil carbon into the atmosphere, thus mitigating potential climate change impacts.  Through implementation of the pre-existing USDA BioPreferred program, the Secretary of Agriculture has designated 5,100 bio-based products for preferred purchasing by Federal agencies.  The new label makes identification of these products easier for Federal buyers and will increase awareness of these high-value products in the commercial and consumer markets.

The USDA Biopreferred Program states that a 4-cycle motor oil must contain a minimum of 25% bio-content.  G-OIL’s Bio-based Advanced Full Synthetic Motor Oil is made with 37%, making it the only bio-based motor oil to be certified by both USDA BioPreferred and the API.

The Food, Conservation and Energy Act of 2008, the Farm Security and Rural Investment Act of 2002, Presidential Executive Order #13423 and the Federal Acquisition Regulations required government agencies to give preference to the purchase of bio-based products in place of petroleum-based products when reasonably competitive and suited to the application.  It has taken the USDA several years to develop the product lists and definitions of what are now referred to as BioPreferred products.

Our Definition of Green Motor Oil

We define “green” motor oil by its biodegradability ranking, the amount of bio-content included and the environmentally impact as defined in a third party life cycle analysis and our material safety data sheet (“MSDS”) hazard rating  “0” toxicity reference.  We believe the marketplace also defines “green” motor oil as re-refined or recycled motor oil that reduces the amount of improperly disposed motor oil and the reduction of energy emissions when re-refining used oil versus making it straight from crude oil.

OUR PRODUTS

Our product categories include performance products, principally lubricants that substitute for petroleum-based motor and engine oils, automotive cleaning products, outdoor cleaning solutions, well stimulation products and surface washing agents.

All of our products are designed to be environmentally-friendly and most of them meet the “Ultimate Biodegradable” ranking of ASTM International, formerly known as the American Society for Testing and Materials (“ASTM”). “Ultimate Biodegradable” is ASTM’s highest ranking for biodegradability, meaning the product degrades in 28 days to the required levels.  For the fiscal year ended June 30, 2012, 55% of our revenues were generated by our performance products and 45% of our revenues were generated by our cleaning products.

Performance Products

G-OIL® “green” motor oils are proprietary blends of American sourced ultimate biodegradable non-toxic, renewable and/or less-toxic reusable “environmentally preferred” base stocks that meet and exceed the highest performance criteria.  Available in a number of formulations, our performance products include motor oils, engine oils, fuel stabilizers and other lubricants that are sold under the G-OIL® brand:

●
Ultimate Biodegradable Bio-Based Advanced Full Synthetic “Green” Motor Oil is the world’s first and only API Service SM and USDA BioPrefered® certified motor oil for all gasoline engines requiring conventional or full synthetic motor oil, keeping pollutants out of the environment while reducing carbon emissions and our dependence on foreign oil.  Compatible with all other motor oils, it is available in the following weights:

●	5W-20
●	5W-30
●	10W-30

●
Biodegradable Bio-Based Advanced Full Synthetic “Green” Racing Oil is race track tested. The product is engineered to provide superior protection and maximum performance, proven to show less wear and tear on the internal engine parts after vigorous dynamometer testing on chassis and engines.

●
Ultimate Biodegradable TC-W3 2-Cycle “Green Marine” Synthetic Engine Oil is NMMA certified for use in oil injection and pre-mix 2-cycle engines, providing ultimate protection for all 2-cycle outboard engines and personal watercraft.

●
Ultimate Biodegradable 2-Cycle Bio-Synthetic “Green” Engine Oil is a “no smoke – no smell superior performing engine oil that works with all brands and ratios, meeting and exceeding API service category TC and USDA BioPreferred® for all 2-cycle air cooled outdoor engines and Ultimate Biodegradable, the highest biodegradability ranking as determined by ASTM Standards (2.1 ASTM D-5864).

●
Ultimate Biodegradable 4-Cycle Bio-Synthetic “Green” Engine Oil exceeds API Service SM for use with all 4 cycle small engines, providing outstanding lubricant properties to ensure long lasting performance.  USDA BioPreferred® certified, this product is the green solution for lawn and garden equipment, small tractors, log splitters, compressors, steam cleaners, pressure washers, pumps and generators requiring SAE 30 and SAE 10W-30 engine oils.

●
Ultimate Biodegradable Bar & Chain Bio-Based “Green” Oil is specifically designed to increase the life and efficiency of chainsaws with excellent lubricity, temperature stability and tackiness to minimize sling loss.

●
 Ultimate Biodegradable Fuel Stabilizer keeps all fuel fresh for up to one year, including gasoline, diesel, marine and gasoline blended with ethanol, emulsifying water while preventing carburetor gum and varnish buildup.

Our “green” bio-base, when mixed with additives according to our specifications, enables the dual advantage of low temperature operation and high temperature stability.  Our bio-based advanced full synthetic G-OIL® SAE 5W-30 and SAE 5W-20 motor oils are capable of operating at temperatures as low as minus 40 degrees Fahrenheit.  For example, in cold weather, our oil allows for easy, minimal-engine-wear starts, cold engine operation and smooth flow through the engine, yet at higher temperatures, our oil retains sufficient thickness to ensure proper engine lubrication.  These findings are based on third-party tests conducted in accordance with industry guidelines provided by independent industry standards organizations, each with their own complex criteria for certifications that take into account numerous factors.

In August 2011, our new formulations of our  G-OIL® SAE 5W-30  and SAE 5W-20 motor oils were granted the service symbol “Donut” by the API for use in all types of gasoline engines, including those found in automobiles and other motor vehicles.  API is an American National Standards Institute (ANSI) accredited standards developing organization and maintains some 500 standards covering all segments of the oil and gas industry.  Both retailers and consumers rely on API quality marks and ratings when choosing motor oils.  The “Donut” is an API “Engine Quality Mark” indicating that G-OIL® adheres to industry technical specifications for SAE 5W-30 and SAE 5W-20 motor oils. Engine oil marketers may only use the “Donut” on their products if specific requirements are met based on performance requirements, test methods and limits which are cooperatively established by vehicle and engine manufacturers, technical societies such as the Society of Automotive Engineers (SAE) and ASTM, one of the largest voluntary standards development organizations in the world and a source for technical standards for materials, products, systems, and services and industry associations like the American Chemistry Council and API.

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

Well Services Products

Our well services products are engineered to help overcome the challenges of working in oils fields. Our line of oil field products will clean equipment, oils field rigs and site areas and optimize and restore production while trying to preserve and do “no harm” to the delicate ecosystem in which our customers drill wells. Most of our products remove the need for transportation of waste fluids and reduce the volatile organic compounds (“VOC’s”) present in the well environment. Our well services products are sold under the G-CLEAN® brand and include storage tank, oil field rig and equipment cleaners, well stimulation, sump remediation and surface washing agents. The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (“NCP”) for oil spill clean-ups.  These products are available in a number of formulations:

●
Storage tank, oil field rig and equipment cleaners removes the oil and grease from tank walls, machinery and equipment by cutting through and dissolving grease and oil deposits down to the surface of the machinery being cleaned. Our cleaners not only remove the oil and grease but it also encapsulates the harmful VOC’s associated with cleaning.

●
Well stimulation products are designed to improve the flow of oil from producing zones. Our Well Wake Up! TM well stimulation product attacks the buildup of paraffin and asphaltenes that can restrict well bore and reduce production. Used as part of a comprehensive service plan, Well Wake-UP! eliminates bore restriction and plugged screens.

●
Sump remediation utilizes a surfactant enhanced aquifer process which involves the injection of our specialty surfactants to enhance desorption and recovery of bound up otherwise recalcitrant non aqueous phase liquid. Our product provides a cost effective and permanent solution to sites that have been previously unsuccessful utilizing other remedial approaches. This technology is also successful when utilized as the initial step in a multi faceted remedial approach utilizing bioremediation enhancement.

●
Surface washing agents are a blend of water-based and ultimate biodegradable ingredients specifically formulated to emulsify and encapsulate fuel and oil by penetrating and breaking down long chain hydrocarbons bonds rendering them water soluble.  Our surface washing agent has satisfied the regulatory requirements of the National Oil and Hazardous Substance Pollution Contingency Plan (“NCP”), allowing it to be listed on the NCP product schedule under the surface washing agent category, meaning it can be used by “Federal on-scene coordinators” in accordance with such regulations and is posted on the Environmental Protection Agency's website (www.epa.gov/emergencies/content/ncp/index.htm) in the Product Schedule and Technical Notebook

Automotive Appearance and Outdoor Power Equipment Cleaning Chemicals

G-CLEAN® automotive appearance cleaning chemicals includes car washes, glass cleaners, tire care solutions and all-purpose detergents currently available in a number of formulations:

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

●
Glass Cleaner is designed to be an easy-to-use, no streak organic formula that clings to glass and penetrates its surfaces, dissolving and removing dirt and forming an invisible anti-static residue that reduces dust and dirt build-up.

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

●
Foam Blaster and Oxy Foam Blaster is a highly concentrated “foam" all purpose cleaner which gets applied at high pressure and is designed to leave long lasting thick foam that sticks, extending the dwell time for better cleaning.

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

We also sell G-CLEAN® electric and gasoline powered pressure washing equipment.  Our pressure washers typically include pack-in of our concentrated cleaners and 4-cycle engine oils.

Marine Products

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

GROWTH STRATEGY

We believe that our aggressive sales and marketing effort together with our efficient distribution infrastructure will enable us to successfully and quickly place our proprietary products with retail and commercial customers.

Our growth strategy is designed to capitalize on our brand recognition and our position as a provider of environmentally-friendly, bio-based automotive, marine and outdoor power equipment performance, cleaning products, well stimulations and surface washing agents. We have launched a sales and marketing program for our performance and cleaning products, using product and corporate branding; distribution  networks; promotional and advertising campaigns on television channels targeted toward our market; point of purchase marketing at auto parts retail stores, home improvement centers, marine stores, mass market retailers, and regional wholesalers; push-pull strategy; and public promotions.

Branding

We have embarked on creating a powerful consumer brand using the symbol “G”, which we hope will become the choice of consumers seeking products that are both green and effective.  We have also adopted an “umbrella” approach to product branding that allows the “G” brand to “crossover” multiple categories of products within a variety of trade channels.  For example, a consumer who replaces his or her own motor oil is also likely to mow his or her own lawn or clean the barbeque grill.  We believe that a consumer is impressed by the product performance of one product, would be very likely to re-purchase and try other G-branded performance and cleaning products.   By addressing consumer consumption habits, we expect to appeal to all consumers, not only those whose choice of products is determined purely by their “green” attributes.  In conclusion, if performance and price are comparable and, if the consumer hasn’t adopted a strong allegiance to a particular brand, then we believe that our green brand (“G” brand) is the logical choice for its domestic production and environment benefits

Strategic Relationships

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

In July 2010, we entered into an arrangement with Delta Petroleum Company to produce performance products for us based on our specifications and formulations.  In September 2010, we formalized this arrangement by entering into a Product Production and Sale Agreement with Olympic Oil, Ltd., a wholly-owned subsidiary of Delta Petroleum.  (In this report, we refer to Olympic Oil and Delta Petroleum collectively as the “Delta Group.”)  Under this agreement, the Delta Group produces all our performance products based on our formulations and specifics, which we provide to them.  Delta Group also tests the finished product to ensure compliance with our specifications and performance standards and bottles, packages, warehouses and ships the final product to our customers.  The Delta Group purchases the ingredients and raw materials that are used to produce these products from its suppliers.  The Delta Group also has the right under the agreement, subject to our consent, to sell our products to its other customers either under our label or under the customers’ private label.   The agreement is for a three-year term and automatically renews for an unlimited number of one-year terms until one of the parties gives the other 60 days prior written notice that it does not want to renew the agreement.

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B Green Solutions, L.P. (‘E&B”), an entity owned and controlled by Francesco Galesi (“Galesi”), a related party.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business who will be responsible for the distribution of our full range of G-CLEAN® products specifically engineered for oil and gas fields. Our cleaning products for the oil and gas well service industry include: Well Wake Up!, Sump Remediation, Casing Cutter, Frac and Storage Tank Cleaner & Water Treatment and Rig & Equipment Cleaner. The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (NCP) for oil spill clean-ups.

Finally, we have an agreement with Marketiquette, Inc. (“Marketiquette”), under which Marketiquette, comprised of seasoned sales & marketing professionals markets and sells our products as well as provide leadership services to our organization.  Marketiquette provides the services of our President and Chief Marketing Officer and is co-owned with his wife who operates these services for our organization.  Marketiquette is a founding partner of the Company and is particularly knowledgeable about the automotive and household products industries, our two principal markets.  Marketiquette  has developed and implemented marketing programs for our products and built a sales force of approximately 100 sales professionals to sell our products. Marketiquette has also led identification of prospective new markets and related development of proprietary products.

Develop New Products and Services

In an effort to continually satisfy unmet consumer needs and desires, we work closely with our suppliers and strategic partners, including TTI and Inventek to develop high performance green products.  We also have two full-time employee devoted to research and development efforts focused on developing our own formulations of our performance products, which includes submitting our independent test results to industry certification organizations

We believe that we have successfully developed a method for converting animal fats and plant oils to a bio-base ingredient for our motor oil, bar and chain lubricants and our 2-cycle and 4-cycle engine oils. We have completed testing of our JASO FD 2-cycle and bar and chain oils.  We are bench and engine testing our 4-cycle 10W-30 and SAE 30 OPE oils to determine their performance relative to comparable products from other suppliers, including the cost of producing these products through third-party manufacturers. We continue to work on proprietary new formulations for other grades of lubricants and motor oils.

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

●	Build brand awareness
●	Identify unmet consumer needs via visual cue’s for high performance green products
●	Generate trial and sampling occasions
●	Motivate consumer “consumption”
●	Gain distribution
●	Drive consumer traffic to the retail

Our sales infrastructure includes master distribution agreements with a variety of wholesalers and Marketiquette’s contractual arrangements with approximately 100 sales professionals who sell to over 330,000 retail locations.  We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, and categories that include home improvement centers.

CUSTOMERS

A significant portion of our sales is derived from a limited number of customers.  For the fiscal year ended June 30, 2012, approximately 91% of our sales were made to TTI (distributed to The Home Depot), E&B, Walmart and Menards, Inc.  For the fiscal year ended June 30, 2011, approximately 88% of our sales were made to TTI, Walmart and Menards, Inc.  TTI and E&B beneficially owned approximately 19.9% and 17.4%, respectively, of our outstanding shares as of September 14, 2012.

Our targeted customers are leading national and regional retailers, primarily consisting of Mass Merchandisers, Auto Parts (including quick lube/oil change retailers), Home Centers & Hardware Stores.  We are also pursuing customers in the United States and international well service, industrial, municipality and military markets

COMPETITION

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

Our well services competition includes small and mid-size independent contractors as well as major oilfield services companies with international operations. We compete with significant chemical companies and a number of smaller independent competitors for our well services products. We believe that the principal competitive factors in the market areas that we serve are price, product and technical proficiency.

Competition in automotive cleaning products continues to expand, particularly in the protectants and wash segments, creating new products to protect both interior and exterior automotive parts.  The Black Magic brand of Shell’s (SOPUS) Blue Coral-Slick 50 unit is credited with creating an entire new sub-segment, tire dressing, which is now one of the largest and fastest growing.  Tire dressing, a protectant product, gives tires a like-new, high-gloss, wet-look finish and is particularly popular among young male vehicle owners.  Category leaders Armor All, Meguiar’s and Turtle Wax continually renew their offerings with extensions into tire care, exterior washes, carpet and upholstery care and odor removers, as well as updated formulations of protectants or waxes and polishes.

The retail and industrial market for marine supplies is highly competitive. Many competitors who sell marine products have their own supply stores, sell through catalogs, over the Internet and through distributors. The principal factors of competition in our marketplace are selection, quality, availability, price, convenience and access to a wide variety of merchandise.  The market for specialized service chemical programs for well services and water and land clean-up is also highly competitive.

INTELLECTUAL PROPERTY

Our business depends, in part, on our right to develop and protect our own intellectual property rights – including patents, know-how, trademarks and trade names – to obtain the necessary licenses and other agreements that enable us to use or exploit the intellectual property rights of others.

We own and/or license all of the intellectual property that is necessary for the conduct of our business.  These include the following:

●	Our own formulations for motor oil, 2-cycle oil, 4-cycle oil and bar and chain lubricants.
●	The purchase of our TC-3W marine engine oil from an additive supplier.
●	Exclusive and non-exclusive rights to market, distribute and sell Inventek Products, which make up the bulk of our well services and cleaning products and our surface washing agent.

We filed a patent application for our motor oil with the United States Patent and Trademark Office under the accelerated patent application process.  Under this process, it is expected that we would have our application reviewed within 90 days and a patent could be issued within a year.  Our application is currently under review.  Since our inception we have invested significant amounts of capital into research and development of new products.

The following marks are registered to us in the United States Patent and Trademark Office:   G-OIL®,   SAVE THE EARTH– SACRIFICE NOTHING®, G OIL Design®, G CLEAN®,G MARINE®  and G.E.T. GREEN! ®.

Foreign trademark registrations are held for G OIL and for G CLEAN in the European Community, Costa Rica Israel and Singapore.  Applications are pending in Australia, Argentina, Brazil, China, Chile, Taiwan and Ghana for G OIL (and/or G OIL and Design).  Applications are pending in Argentina, Australia, Brazil, Chile, Columbia, Ecuador and Venezuela for G CLEAN.

SUPPLIERS

We have a select group of suppliers and contract manufactures to develop, blend and bottle all of our products, benefiting by their intellectual know-how, buying power, increased capacity, freight savings as well as production and logistical expertise

We rely on a limited number of suppliers for all of our products.  One of our strategic goals is to diversify our supply base in order to reduce the risk of depending on a limited number of suppliers.  However, we cannot assure you we will be able to expand our supply base as there are a limited number of producers of bio-based performance and cleaning products that would satisfy our standards for quality and performance.

Performance Products

We have successfully developed our own formulations for motor oil, 2- and 4-cycle engine oil and bar and chain oil.  Beginning in July 2010, we shifted production of our performance products to Delta Group.  In September 2010 we entered into a three-year Product Production and Sale Agreement with the Delta Group under which it produces our performance products for us based on our specifications and formulations.  The Delta Group purchases all the raw materials, including the bio-base, and ingredients for our performance produces, mixes and blends them to our specifications, tests the finished product to ensure that it meets our performance and other standards, and warehouses, bottles, packages and ships the finished product to our customers.  We have no direct relationship with any of the Delta Group’s suppliers.  Other than animal fat bio-solvents, which come from a limited number of independent meat processing plants, the raw materials used by our suppliers are readily available.  Notwithstanding the decreased number of suppliers of animal fat bio-solvents, we believe our suppliers are able to obtain sufficient raw materials to fulfill our needs for the foreseeable future.

Cleaning Products

We purchase all our cleaning products in concentrated form from Inventek, and either bottle the products at Inventek or ship them to the Delta Group or another blender/bottles for blending and bottling and then to our distributors.

Well Service Product

We purchase our well stimulation, tank cleaners and surface washing agent from Inventek in concentrated or diluted form and either ship it directly to our distributors or customers or to the Delta Group for blending and bottling.  The Delta Group or Inventek then ships the finished product to our distributors and retail customers.

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

TTI has the exclusive right to distribute our non-automotive products through the following channels of distribution: (i) specific retail stores within the United States, Canada and Mexico, including all retailers with an average of at least 40,000 square feet per store, (ii) all marketing channels outside of the United States, Canada and Mexico, and (iii) all marketing channels with respect to any of our new products unless otherwise expressly agreed to in writing. TTI’s exclusive distribution rights are subject to TTI fulfilling a minimum purchase volume of $15,000 of our products during each calendar year following December 2010.  Our agreement with TTI also provides that we will collaborate to devise mutually beneficial marketing strategies and campaigns.  The term of our agreement with TTI will automatically renew for successive five year periods beginning on January 1, 2014, unless earlier terminated pursuant to the agreement or written notice of non-renewal is provided at least one year prior to the expiration of the then current term.  For the fiscal years ended June 30, 2009, 2010, 2011 and 2012 approximately 84%, 64%, 41% and 34% of our revenues, respectively, were derived from TTI.  TTI beneficially owned approximately 19.9% of our outstanding shares as of June 30, 2012 and September 14, 2012.

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B Green Solutions, L.P. (‘E&B”), an entity owned and controlled by Francesco Galesi (“Galesi”), a related party.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business who will be responsible for the distribution of our full range of G-CLEAN products specifically engineered for oil and gas fields. Our cleaning products for the oil and gas well service industry include: Well Wake Up!, Sump Remediation, Storage Tank Cleaner and Rig & Equipment Cleaner. The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (NCP) for oil spill clean-ups. E&B beneficially owned approximately 17.4% of our outstanding shares as of June 30, 2012 and September 14, 2012.

EMPLOYEES

As of September 14, 2012, we employed ten people.  None of our employees are members of a union.  We believe that we have good relations with our employees.

CORPORATE HISTORY

We were organized under the laws of the State of Delaware on August 7, 2007.

We have one wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc., a Delaware corporation incorporated on June 3, 2008.  We do not own equity interests in any other entity. Our executive offices are located at 1136 Celebration Boulevard, Celebration Florida 34747and our telephone number is (877) 438-4761.

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

ITEM 1A.  RISK FACTORS.

The consolidated financial statements and notes thereto included in this Annual Report and the related discussion describe and analyze our business operations and financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance and/or financial condition. We, therefore, have included the following discussion of various risk factors which, we believe, could affect our future performance and/or financial condition. These risk factors could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from our expectations or estimates of our future performance or financial condition. These risk factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock.

We have a history of losses and cash flow deficits and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future.

Since our inception in August 2007, we have incurred net losses in every quarter.  At June 30, 2012, we had cumulative net losses of approximately $68,709.  We also have negative cash flows from operations.    For the year ended June 30, 2012, we had an operating cash flow deficit of $4,026.  Historically, we have funded our operations with proceeds from the sale of debt and equity securities and by settling some of our outstanding obligations with issuances of common stock.  Our growth strategy is to increase our market share through a variety of sales and marketing initiatives, which require significant amounts of capital.  We will also need capital to expand our production capacity and distribution capability.  This is likely to result in additional losses and negative cash flow for the foreseeable future.

If we do not raise additional capital, we will not be able to achieve our growth objectives and we may need to curtail or even discontinue operations.

We do not currently have sufficient financial resources to fund operations.  At June 30, 2012 we had a working capital deficit of $9,576.  Other than an equity credit line in the amount of $15,000, at the present time we have no firm commitments for investment capital and we have no debt facilities, such as a working line of credit or receivables factoring agreement.  Our right to draw on the equity credit line is limited and subject to various conditions.  We cannot assure you that we will be able to satisfy all of these conditions at the time we are in need of funds or that the equity credit line will provide us with sufficient working capital to meet all of our cash needs.  If we require additional capital, new sources for such capital may not be available to us when we need it or may be available only on terms that are unfavorable.  If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities.  In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital.  As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

Our equity line of credit may not provide us with sufficient working capital to fund operations.

Under the terms of the equity line of credit provided to us by Lincoln Park Capital, LLC (“LPC”), we may direct LPC to purchase up to $15,000 worth of shares of our common stock over a 30 month period.  The per share purchase price is the lesser of (1) the lowest sale price of our common stock on the purchase date and (2) the lowest purchase price during the 10 consecutive business days prior to the purchase date.  However, our right to have LPC purchase shares of our common stock is limited and conditional.  For example, we may not require LPC to purchase more than $50 every two days unless the quoted price of a share of our common stock, as reported on the Over the Counter Bulletin Board electronic trading market exceeds $0.40.  In addition, LPC is not under any obligation to purchase any shares of our common stock on any business day that the quoted price of a share of our common stock is less than $0.20.  The last sale price of a share of our common stock to LPC as quoted by the OTC BB on August 24, 2011 was $0.20.

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

In their report in connection with our financial statements for the fiscal year ended June 30, 2012, our independent registered public accounting firm included an explanatory paragraph stating that because we have incurred net losses and have a net capital deficiency and because we require additional funds to meet our obligations, there is substantial doubt as to our ability to continue as a going concern.  If we cannot continue as a going concern, your entire investment may be worthless.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.

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

Our strategic partners include (i) Inventek, which supplies us with our cleaning products and our surface washing agent, (ii) the Delta Group, which supplies us with our performance products and which also provides us with various other services such as bottling, packaging, warehousing and shipping, (iii) Marketiquette Inc. for sales and marketing and (iv) TTI for distribution.  The loss of any one of these relationships could have an adverse material impact on our business because we do not have the internal resources to bring any of these functions in-house and we do not believe that we could quickly find a replacement for any of these strategic partners.  We cannot assure you that our relationship with any of these entities will continue or that the services they provide to us will be adequate.  If any of these relationships terminate or the level or quality of the services provided by any of our strategic partners is inadequate, our business, operations and financial condition may be adversely impacted.

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

We depend on Marketiquette to market and sell our products as well as provide leadership services to our organization.   Marketiquette provides the services of our President and Chief Marketing Officer and is co-owned with his wife who operates these services for our organization.  Marketiquette is a founding partner of the Company and is particularly knowledgeable about the automotive and household products industries, our two principal markets.  Marketiquette has developed and implemented marketing programs for our products and built a sales force of approximately 100 sales professionals to sell our products. Marketiquette has also led identification of prospective new markets and related development of proprietary products.

Our agreement with Marketiquette, as amended to date, automatically renews for an unlimited number of three-year terms and can be terminated by either party upon one year prior notice. If the agreement is terminated or if Marketiquette is not able to continue to effectively market and sell our products, we will either engage a new marketing firm or develop our own internal sales and marketing department. We cannot assure you that we will be able to achieve either of these alternatives. In particular, building a sales and marketing department will take time and require significant amounts of capital. This could force us to redirect our resources away from critical areas of our business.  It could also distract our senior executives from their other duties.

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

We rely on a limited number of suppliers for all of our products.  One of our strategic goals is to diversify our supply base in order to reduce the risk of depending on a limited number of suppliers.  However, we cannot assure you we will be able to expand our supply base as there are a limited number of producers of bio-based performance and cleaning products that would satisfy our standards for quality and performance.  As a result, we would have limited options if we are unable to negotiate supply agreements with the larger consolidated suppliers on favorable terms.  A significant decrease in the availability of bio-based ingredients or increase in costs would materially and adversely affect our business and results of operations.

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

For the year ended June 30, 2012, we derived approximately 91% of our sales from four customers, TTI, E&B, Walmart and Menards, Inc.  We cannot assure you that we can sustain these levels of sales to these customers.  If we do not diversify our customer base and any of these customers eliminates or reduces its reliance on us, our losses will increase.

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

The market price for our common stock is highly volatile.  Since August 2007, the price of a share of our common stock has traded from a low of $0.10 to a high of $4.59.  This extreme volatility could result in substantial losses for investors.  The market price of our securities may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

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

At June 30, 2012, TTI and Galesi beneficially owned 19.9% and 17.4%, respectively, of the outstanding shares of our common stock.  As a result, each of these stockholders have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation.  This de facto control could be disadvantageous to our other stockholders with interests that differ from those of the control group, if these stockholders vote together.  For example, the control group could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other stockholders.  In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of September 14, 2012, we had 154,339,218 shares of common stock issued and outstanding.  We had reserved an additional 81,845,615 shares for issuance as follows:

●	40,000,000 shares reserved for issuance under our stock option plan, of which 24,606,562 underlie outstanding options at September 14, 2012;
●	13,235,294 shares reserved for the conversion of the convertible debentures; and
●	11,485,147 shares underlying outstanding warrants; and
●	17,125,174 shares reserved for sale to LPC (originally 20,000,000 but reduced by shares issued to LPC under the purchase agreement on or before September 14, 2012).

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our lease for approximately 2,500 square feet of office space which is located in Hawthorne, New York will expire in September 2013.

Our lease for approximately 5,045 square feet of warehouse and office space for our sales and marketing offices which are located in Celebration, Florida will expire in September 2014.

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

ITEM 4.  MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

On March 9, 2011 the Financial Industry Regulatory Authority approved our common stock for quotation on the Over-the-Counter Bulletin Board (OTCBB) under symbol “GETG”.  Prior to that date, our stock was quoted on the OTC Market Group Inc.’s OTC QB.  The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by the OTC Market Group Inc.’s OTC QB or the OTCBB.

	Price Range Per Share
	High ($)	Low ($)
Year Ended June 30, 2012:
First Quarter	0.35	0.17
Second Quarter	0.27	0.10
Third Quarter	0.27	0.15
Fourth Quarter	0.24	0.14

Year Ended June 30, 2011:
First Quarter	0.71	0.35
Second Quarter	0.37	0.21
Third Quarter	0.56	0.25
Fourth Quarter	0.42	0.21

On September 14, 2012, the last trade price of our common stock on the OTCBB was $0.18.

Holders

As of September 14, 2012, there were approximately 372 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In April 2012, we issued 233,000 shares of our common stock to pay the accrued interest on a convertible debenture.

In June 2012, we issued 1,800,000 shares of our common stock for gross proceeds of $500 in a private placement transaction.

All of the foregoing shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report.

Equity Compensation Plan

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

The following table summarizes the options granted under the Plan as of June 30, 2012. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	24,303,750	$0.31	15,696,250
Equity compensation plans not approved by stockholders	--	--	--

Total	24,303,750	$0.31	15,696,250

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company” we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. Certain statements in this discussion and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this Annual Report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based performance and cleaning products to the automotive aftermarket, outdoor power equipment, well service and marine markets.  Our technology platform for manufacturing proprietary and innovative high performing “green” products whose primary brands, G-OIL® and G-CLEAN®, are the end result of company created or sourced intellectual property. Our ultimate biodegradable “green-base” replaces traditional petroleum and chemical derived bases typically associated with motor oils and other lubricants as well as cleaning solutions without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment without paying more to do so.

We sell the majority of our products directly to retailers and installers as well as through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals. Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Menards, ACE Hardware and Canadian Tire Corporation. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market, oil and gas market and marine market. Manufactured domestically under supply and requirement contracts, our proprietary environmentally preferred base oils are comprised of fatty acids procured from either plant and vegetable oils or animal fats.

Key accomplishments during our fiscal year ended June 30, 2012 include:

●
In September 2011, our new formulas for both G-OIL® 5W-30 and 5W-20 ultimate biodegradable bio-based full synthetic GREEN motor oils had received American Petroleum Institute (API) SM certifications.  We filed patent applications for our formulations.  G-OIL® is the world's first API certified bio-based motor oil.

●
In October 2011, our G-OIL® sponsored Dyson Mazda Lola won the American Le Mans Series LMP1 Championship and winners of the Michelin® GREEN X® challenge, an awarding honoring the P1 and GT teams that are the cleanest, fastest and most efficient on the track.

●
In December 2011 we entered into a multi-race partnership with TriStar Motorsports to support NASCAR's "green" initiative. TriStar Motorsports is a highly competitive team in the NASCAR Nationwide Series and has showcased G-OIL on the No. 19 Toyota Camry driven by Tayler Malsam.

●
In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B Green Solutions, L.P. (‘E&B”), an entity owned and controlled by Francesco Galesi (“Galesi”), a related party.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business who will be responsible for the distribution of our full range of G-CLEAN products specifically engineered for oil and gas fields. Our cleaning products for the oil and gas well service industry include: Well Wake Up!, Sump Remediation,  Casing Cutter, Frac and Storage Tank Cleaner & Water Treatment and Rig & Equipment Cleaner. The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (NCP) for oil spill clean-ups.

●	In January 2012, we expanded our technical resources with the addition of a second scientist to accelerate the development of new products with proprietary technologies.

●
In February 2012 we expanded our line-up of environmentally preferred lubricants for the 2012 season, featuring a full line-up of API motor oils in various weights and sizes, including Ultimate Biodegradable Bio-based Advanced Full Synthetic, Full Synthetic, Synthetic Blend, Conventional and 2X Refined Motor Oils.  We have expanded our line-up from 2 viscosity grades of Bio-based Advanced Full Synthetic (5W-30 and 5W-20) available in 2011 to 17; plus, two more viscosity grades of biodegradable "bio-based" full synthetic racing oil.

●
In February 2012  our G-OIL became the first biodegradable bio-based fully synthetic motor oil to participate in a NASCAR national series event, and finished sixth in the NASCAR Nationwide Series event at Daytona Beach, Florida. Performance Racing Engines, a builder of racing engines for NASCAR competitors, now uses our performance engine oil exclusively for its team and customer engines.

●
In March 2012, we partnered with NASCAR driver Tayler Malsam and EMMY winning actor Bryton James to deliver responsible driving and environmental messages with Recording Artists, Actors and Athletes Against Drunk Driving (“RADD”) and National Organizations for Youth Safety (“NOYS”).

●
In April 2012, we concluded an independent life cycle assessment comparing G-OIL® to conventional motor oils which confirmed a significant reduction in environmental impacts.  The study conducted by Intertek Expert Services, a leading provider of industry analysis and environmental impacts, found that the 5W-30 G-OIL® bio-based advanced full synthetic green motor oil had a carbon footprint of about two thirds (67%) less than the conventional 5W-30 oil.

Results of Operations

Comparison of the years 2012 and 2011

Overview

Our activities for the years ended June 30, 2012 and 2011 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, recruiting personnel, development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations for the years ended June 30, 2012 and 2011 are as follows:

	Years Ended June 30,
	2012	2011
	($000’s)
Net sales	$7,386	$7,503
Loss from operations	(9,598)	(9,672)
Settlement income (charges)	254	(2,528)
Change in revaluation of derivatives	8	-
Loss on issuance of convertible debt	(1,265)	-
Interest expense, net	(662)	(8)
Net loss	$(11,263)	$(12,208)

Net Sales

Net sales for the year ended June 30, 2012 were $7,386, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils, G-CLEAN® oil and gas well service cleaners, G-CLEAN® pressure washing equipment and G-OIL® 5W-30 motor oil.  Net sales for year ended June 30, 2011 were $7,503, primarily attributed to sales of 2-cycle and 4-cycle engine oils, G-CLEAN® pressure washing equipment, 5W-30 motor oil and grill cleaner.  The decrease in net sales from 2011 to 2012 is due to delays in production and initial fulfillment (load-ins) of our outdoor power equipment engine oils at Home Depot and Walmart in 2011, partially offset by G-CLEAN® oil and gas well service cleaners sales.  Point of sales data relating to our products (i.e., sales through the retailer’s register) increased in 2012 compared to 2011 at our two largest customers reflecting a willingness of consumers to purchase environmentally-friendly G-OIL® and G-CLEAN ® products.

Whereas net sales decrease when comparing 2012 to 2011, the increased consumption based on point-of-sale data at shelf supports the increase in selling, marketing, public relations and advertising efforts to educate the consumer and motivate them to purchase while supporting our belief that consumers will choose a high performing “green” product when given a comparable choice versus their current conventional or non-green brand.

For the fiscal year ended June 30, 2012, approximately 91% of our sales were from four customers, TTI, E&B, Walmart and Menards, Inc   For the fiscal year ended June 30, 2011, approximately 88% of our sales were from three customers, TTI, Walmart and Menards, Inc. Net sales are comprised as follows:

	Years Ended June 30,
	2012	2011
	($000’s)
Performance products	$4,042	$4,917
Cleaning products	3,344	2,586

Total	$7,386	$7,503

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of salaries and benefits of operations employees.  Cost of sales (exclusive of depreciation and amortization) for the years ended June 30, 2012 and 2011 were approximately $6,373 and $6,320, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2012 to 2011 is primarily due to the higher costs for raw materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the years ended June 30, 2012 and 2011 include the following:

	Years Ended June 30,
	2012	2011
	($000’s)
Salaries	$833	$854
Selling, marketing, public relations and related	4,033	3,115
Development, product release and testing	509	651
Management and operating fees	371	617
Legal and professional	428	401
Occupancy, communications and all other, net	780	721

Total selling, general and administrative expenses	$6,954	$6,359

The decrease in salaries is due to the resignation of our former chief executive officer in May 2011, partially offset by an increase in headcount. The increase in selling, marketing and public relations expenses reflects our decision to redirect dollars to aggressively support retailers who sell the “G” family of products. This has resulted in an increase in sales at our two largest customer retail locations in 2012 compared to 2011.  The increase is mainly due to  higher media spending and racing sponsorship.  The decrease in development, product release and testing is primarily due to prior year independent testing fees to obtain the SM rating from API for our 5W-30 and 5W-20 motor oil.  The decrease in management and operating fees is due to the termination of our agreement with one of our previous strategic partners and lower storage fees.

Stock-based compensation

Stock-based compensation expense for the years ended June 30, 2012 and 2011 was approximately $3,448 and $4,107, respectively.  The decrease is primary due to prior year stock option expense for our former chief executive officer.

Depreciation and amortization

Depreciation and amortization expense for the years ended June 30, 2012 and 2011 was approximately $209 and $389, respectively.  Depreciation charges totaled $23, and $25 for the years ended June 30, 2012 and 2011, respectively, and amortization expense for intangible assets totaled $186 and $364 for the years ended June 30, 2012 and 2011, respectively.  The decrease in amortization expense is primarily due to the change in useful life of the intangible assets. Depreciation and amortization expense is excluded from cost of sales.

Legal and settlement charges

We recorded a favorable adjustment of $254 for the year ended June 30, 2012, compared to a charge of $2,528 for the years ended June 30, 2011.  The 2012 adjustment was due to a settlement agreement regarding the payment of legal fees related to a litigation that was settled in 2011.

Change in revaluation of derivatives

As of June 30, 2012 the change in the fair value of the conversion features of our outstanding convertible debenture was $8.  The value of the conversion features as of June 30, 2012 was determined using the Black-Scholes method.  For the year ended June 30, 2012, we recorded a favorable adjustment of $89 for the conversion feature on our outstanding convertible debentures and an unfavorable adjustment of $81 for the associated warrants.

Loss on issuance of convertible debt

We recorded a charge of $1,265 in connection with the issuance of our outstanding convertible debentures and associated warrants

Interest expense, net

Net interest expense for the years ended June 30, 2012 and 2011 was approximately $662 and $8, respectively.  Interest expense consists of $437 in connection with the amortization of the debt discount on our outstanding convertible debentures, $79 in connection with the accrued interest on our outstanding convertible debentures, $15 in connection with the deferred financing costs relating to our outstanding convertible debentures and $131 for accrued interest on notes payable to related parties.  Interest income consists of interest earned on bank deposits and deposits in an institutional money market fund.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012 and 2011, we had $346 and $772, respectively, in cash and an accumulated deficit of $68,709 and $57,446, respectively.  At June 30, 2012 and 2011, we had a working capital deficit of $9,576 and $3,003, respectively.

Net cash used by operating activities was $4,026 and $4,189 for the years ended June 30, 2012 and 2011, respectively.  The decrease from the 2012 period to the 2011 period was primarily due to an increase in accounts payable, partially offset by payments made to vendors for the year ended June 30, 2012.

Net cash provided in financing activities was $3,616 and $3,601 for the years ended June 30, 2012 and 2011, respectively.  The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

We currently have no material commitments for capital expenditures.  Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  During the years ended June 30, 2012 and 2011, our cash used for investing activities (capital requirements) was $16, and $0, respectively.  In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, advertising and packaging finished goods to fulfill orders.

Losses from operations are continuing subsequent to June 30, 2012 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.  From July 1, 2011 through June 30, 2012, we issued 3,792,000 shares of common stock for gross proceeds of $906 in private placement transactions, issued 233,000 shares, with a market value on the date of issuance equal to $42 to pay the accrued interest on the convertible debenture and issued 70,000 shares of our common stock, with a market value on the date of issuance equal to $20, to pay a consultants for services rendered.

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

During the fiscal year ending June 30, 2012, we issued 1,830,000 shares of common stock for gross proceeds of $400 and 23,000 shares of common stock for commitment fees to LPC.  Total shares remaining to be purchased under the agreement are 17,125,000 shares.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2012, our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of June 30, 2012, we had an accumulated deficit of $68,709, with total stockholders’ deficit of $8,507.  We had a working capital deficit of $9,576 at June 30, 2012.

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

Contractual Arrangements

Significant contractual obligations as of June 30, 2012 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$148	$83

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

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is generally based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as well as specific appraisal in certain instances.  Measurement of an impairment loss for long-lived assets is based on the fair value of the asset as estimated using a discounted cash flow model.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. We are a new company with new “green” products in the market.  Sales of our cleaning products commenced in March 2008 and sales of our performance products (2-cycle, 4-cycle and bar and chain lubricants) commenced in August 2008.  In September 2009, sales of our motor oil commenced after we obtained the API certification and SM rating for our 5W-30 motor oil.  Since our products are new to market, we do not have any assurance that we will be successful.  However, our financial projections indicate a return and recoverability, based on an estimate of undiscounted future cash flows resulting from the sale of our product lines, well in excess of the $1.7 million in carrying value of our intangible assets. As such, we determined that the estimated fair value exceeds the carrying value of our long-lived assets groups.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

Management has conducted, with the participation of our President and our Chief Financial Officer, an assessment of our internal control over financial reporting as of June 30, 2012. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2012, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated herein by reference to our proxy statement for our 2012 annual meeting of stockholders, to be filed no later than October 25, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for our 2012 annual meeting of stockholders, to be filed no later than October 25, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our proxy statement for our 2012 annual meeting of stockholders, to be filed no later than October 25, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference herein to our proxy statement for our 2012 annual meeting of stockholders, to be filed no later than October 25, 2012.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference herein to our proxy statement for our 2012 annual meeting of stockholders, to be filed no later than October 25, 2012.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report:

1.     Financial Statements.  The following financial statements and the report of our independent auditor thereon, are filed herewith.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of June 30, 2012 and 2011

●	Consolidated Statements of Operations for the years ended as of June 30, 2012 and 2011

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended June 30, 2012 and 2011

●	Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011

●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules — See response to Item 15(c) below.

3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

Exhibit Numbers	Description
3.1(a)	Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment of Certificate of Incorporation(1)
3.1(c)	Certificate of Merger of Foreign Corporation into a Domestic Corporation(1)
3.1(d)	Certificate of Correction of Certificate of Incorporation(1)
3.1(e)	Certificate of Correction of Certificate of Amendment(1)
3.1(f)	Certificate of Correction of Certificate of Merger(1)
3.1(g)	Certificate of Ownership and Merger(1)
3.2	By-Laws(1)
4.1	Specimen Stock Certificate(1)
4.2	Form of Option Agreement(1)
4.3	Final form of 6% Convertible Debenture due and payable on December 31, 2014(2)
4.4	Final form of Series A Common Stock Purchase Warrant exercisable at any time on or before December 31, 2016 at an exercise price is $0.21(2)
10.1	2008 Stock Award and Incentive Plan, as amended(1)
10.2	**Employment Agreement with William J. Marshall(1)
10.3	**Employment Agreement with Greg Adams(1)
10.4	Agreement with Inventek Colloidal Cleaners, LLC(1)
10.5	Distribution Agreement with Techtronics Industries North America, Inc.(1)
10.6	Promissory Note in the aggregate principal amount of $300,000(1)
10.7	Promissory Note in the aggregate principal amount of $125,000(1)
10.8	Agreement with Bio Tec Fuel and Chemical, LLC(1)
10.9	Letter Agreement with Kwik Paint Products(1)
10.10	Agreement with Marketiquette, Inc.(1)
10.11	Investment Agreement with Techtronics Industries Co., Inc.(1)
10.12	**Amendment No. 1 to Employment Agreement with Greg Adams(1)
10.13	Assignment of Invention, Priority Rights and Rights to Apply for Patents by Mathew Zuckerman(1)
10.14	Final form of Securities Purchase Agreement, dated as of December 12, 2011, between Green Earth Technologies, Inc., and each Investor identified on the signature pages thereto(2)
10.15	Final form of Registration Rights Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and certain of the Investors(2)
10.16	Final form of Patent Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.17	Final form of Trademark Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.18	Final form of Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
21.1	Subsidiaries of Green Earth Technologies(1)
23.1	Consent of Friedman LLP*
31.1	Certification of President and Chief Marketing Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32.1
Certification of President and Chief Marketing Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH ***	XBRL Taxonomy Extension Label Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Schema Document
________________
*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
***
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to the Company’s Securities and Exchange Act of 1934 Registration Statement on Form 10 on October 6, 2009, as amended.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 and incorporate herein by reference.

(c) Financial Statement Schedules.

See the attached Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GREEN EARTH TECHNOLOGIES, INC.
Financial Statement Schedule
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended June 30, 2011	$45	60	(25)	$80
Year ended June 30, 2012	$80	-	(70)	$10
Inventory Reserve
Year ended June 30, 2011	$770	200	(245)	$725
Year ended June 30, 2012	$725	269	(69)	$925
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

Green Earth Technologies, Inc.

Date: September 28, 2012	By:	/S/ JEFFREY LOCH
Jeffrey Loch
President and Chief Marketing Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BUICKO	Chairman of the Board of Directors	September 28, 2012
David M. Buicko	Director

/s/ GREG D. ADAMS	Chief Operating Officer,	September 28, 2012
Greg D. Adams	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ JEFFREY LOCH	President, Chief Marketing Officer	September 28, 2012
Jeffrey Loch	Director

/s/ JANET JANKURA	Director	September 28, 2012
Janet Jankura

/s/ HUMBERT POWELL	Director	September 28, 2012
Humbert Powell

/s/ WALTER RACQUET	Director	September 28, 2012
Walter Racquet

GREEN EARCH TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Earth Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Green Earth Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, cash flows, stockholders’ deficit and the schedule listed in the index at Item 15 for the each of the years in the two-year period ended  June 30, 2012.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ened June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's losses, negative cash flows from operations, working capital deficit and its ability to pay its outstanding liabilities through fiscal 2013 raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Friedman LLP
East Hanover, New Jersey
September 28, 2012

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$346	$772
Trade receivables, less allowance of $10 and $80	640	2,428
Inventories, net	693	957
Prepaid expenses and other current assets	411	543
Total current assets	2,090	4,700
Property and equipment, net	51	57
Prepaid advertising	337	-
Intangibles, net	1,119	1,306
Total Assets	$3,597	$6,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	2,179	2,959
Accounts payable, related parties	1,338	1,973
Accrued expenses	1,024	1,190
Accrued expenses, related parties	460	61
Deferred revenue, related party	1,558	380
Notes payable, related party	1,600	1,140
Derivative liability	3,507	-
Total current liabilities	11,666	7,703

Secured convertible debentures, net of debt discount	438	-

Total Liabilities	12,104	7,703

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,138,423 and 150,042,965 shares issued and outstanding, as of June 30, 2012 and June 30, 2011	154	150
Additional paid-in capital	60,048	55,656
Accumulated deficit	(68,709)	(57,446)
Total stockholders' deficit	(8,507)	(1,640)
	$3,597	$6,063

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended June 30,
	2012	2011

Net sales	$7,386	$7,503

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	6,373	6,320
Selling, general and administrative expense	6,954	6,359
Stock-based compensation	3,448	4,107
Depreciation and amortization	209	389
	16,984	17,175

Loss from operations	(9,598)	(9,672)

Other income (expense):
Legal and settlement income (charges)	254	(2,528)
Change in revaluation of derivatives	8	-
Loss on issuance of convertible debt	(1,265)	-
Interest expense, net	(662)	(8)

Loss from operations before income taxes	(11,263)	(12,208)

Income tax	-	-

Net loss	$(11,263)	$(12,208)

Basic and diluted net loss per common share	$(0.07)	$(0.09)

Basic and diluted weighted average common shares outstanding	151,996,000	140,461,000

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2010	140,018,153	$140	$47,221	$(45,238)	$2,123

Private placement of common stock	11,750,512	12	2,649	-	2,661
Shares exchange	(6,000,000)	(6)	6	-	-
Commitment shares from LPC financing	574,300	1	241	-	242

Shares issued in settlement of Zuckerman litigation	3,500,000	3	1,432	-	1,435
Stock-based compensation	200,000	-	4,107	-	4,107
Net loss	-	-	-	(12,208)	(12,208)

Balance at June 30, 2011	150,042,965	$150	$55,656	$(57,446)	$(1,640)

Private placement of common stock	3,792,046	4	902	-	906
Shares issued for interest	233,412	-	42	-	42
Stock-based compensation	70,000	-	3,448	-	3,448
Net loss	-	-	-	(11,263)	(11,263)
Balance at June 30, 2012	154,138,423	$154	$60,048	$(68,709)	$(8,507)

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,263)	$(12,208)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	209	389
Shares issued in settlement of Zuckerman litigation	-	1,435
Amortization of debt discount and deferred financing costs	453	-
Increase in allowance for inventory	269	200
Loss on issuance of convertible debt	1,265	-
Change in fair value of derivative liability	(8)	-
Bad debt expense	-	60
Stock-based compensation expense	3,448	4,107
Changes in assets and liabilities:
Accounts receivable	1,788	(2,069)
Inventories	(342)	631
Prepaid expenses and other current assets	117	(118)
Accounts payable	(780)	3,253
Accounts payable, related parties	(635)	-
Accrued expenses	(124)	158
Accrued expenses, related parties	399
Deferred revenue	1,178	(27)
Net cash used in operating activities	(4,026)	(4,189)

Cash flows from investing activities:
Acquisition of equipment	(16)	-

Net cash used in investing activities	(16)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	906	2,661
Issuance of secured convertible debentures	2,250	-
Proceeds from notes payable, related party	1,500	1,000
Repayment of notes payable	(1,040)	(60)

Net cash provided by financing activities	3,616	3,601

Net decrease in cash	(426)	(588)
Cash and cash equivalent
Beginning of year	772	1,360
End of year	$346	$772

Supplemental information from non-cash investing and financing activities

Interest payments	$-	$-
Income taxes paid	$10	$6
Inventory exchanged for prepaid advertising	$337
Interest paid in common stock	$42	-
Commitment shares for financing activity	$-	$242

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
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

The Company will need to to increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company will attempt to raise capital from external sources or by selling stock under its agreement with Lincoln Park Capital Fund, LLC (“LPC”) (see note 11 below) in order to enable it to continue to meet its financial obligations until it achieves profitability or generates positive cash flow.

There can be no assurance that the Company will be able to raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have a substantial adverse effect on the Company’s business, operations and financial condition.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
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

Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; net realizable value of inventory, derivative financial instruments; asset impairments; revenue recognition; depreciation and amortization; and other contingencies.

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
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

Stock Based Compensation – The Company accounts for stock-based awards to recipients in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options.  The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model.  For all employee stock options, the Company recognizes compensation expense over the requisite service period (generally, the vesting period of the stock-based award).  The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate.  Any changes in these highly subjective assumptions could significantly impact stock-based compensation expense.

Stock-based awards to a non-employee in exchange for services are accounted for as variable awards in accordance with applicable accounting principles.  The awards are re-valued each reporting period until fully vested in accordance with the terms and conditions of the award.

Advertising and Promotional Costs – Advertising and promotion costs, which are included in selling, general and administrative expense, are expensed as incurred.  During the years ended June 30, 2012 and 2011, advertising and promotion costs totaled $1,061 and $867 respectively.

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the years ended June 30, 2012 and 2011, shipping cost totaled $200 and $289, respectively.

Research and Development Costs – Research and development costs, which are included in selling, general and administrative expense, consist primarily of salaries and employment related expenses, independent testing fees and allocated facility costs.  All such costs are charged to expense as incurred. During the years ended June 30, 2012 and 2011, research and development costs totaled $509 and $651, respectively.

Net Loss Per Share – Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options, warrants and restricted stock are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Since the Company has incurred losses from all periods presented, the dilutive per share calculation is the same as the basic calculation.  Anti-dilutive securities not included in net loss per share calculation for the year include:

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
	Years Ended June 30,
	2012	2011
Potentially dilutive securities:
Outstanding time-based stock options	24,607,000	25,459,000
Convertible note	13,235,000	-
Warrants	11,485,000	7,690,000

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

The Company’s financial instruments at June 30, 2012 consist of accounts receivable, accounts payable, notes payable and derivative liability.  The Company believes the reported carrying amounts of its accounts receivable, accounts payable, derivative instruments and related party debt approximate fair value, based upon the short-term nature of these instruments.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.	INVENTORIES, NET

Inventories consist of the following:

	June 30, 2012	June 30, 2011
Raw materials	$446	$402
Finished goods	247	555
	$693	$957

Inventories are presented net of reserves of $925 and $725 at June 30, 2012 and 2011, respectively.  The Company wrote-off approximately $69 of worthless inventory and increased the reserve by $269 during the year ended June 30, 2012.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following:

	June 30, 2012	June 30, 2011
LPC commitment fee	$207	$227
Prepaid advertising	92	280
Deferred financing costs, net	77	-
Other	35	36
	$411	$543

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2012	June 30, 2011	Estimated Useful Lives
Research & Development equipment	$77	$77	5-10
Furniture, fixtures and office equipment	37	20	3-5
Total property and equipment, gross	114	97
Less: accumulated depreciation	63	40
	$51	$57

Depreciation charges totaled $23 and $25 for the years ended June 30, 2012 and 2011, respectively.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2012	June 30, 2011	Estimated Useful Lives
Purchased Technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,431	1,244
	$1,119	$1,306

Expected amortization of intangible assets is as follows:

2013	$186
2014	186
2015	186
2016	186
2017	186
Thereafter	189
$1,119

Amortization expense included in depreciation and amortization totaled $186 and $364 for the years ended June 30, 2012 and 2011, respectively.

The decrease in amortization expense was due to a change in the estimated useful life of the intangible assets from 4 years as of June 30, 2011 to 7 years beginning July 1, 2011.  The change was made because the Company deemed that future cash flows from this intangible asset supports a seven year carrying value.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7.	ACCRUED EXPENSES AND RELATED PARTIES

Accrued liabilities consist of the following:
	June 30, 2012	June 30, 2011
Accrued payroll and taxes	$537	$714
Accrued interest	245	229
Accrued board of director fees	150	133
Other	92	114
	$1,024	$1,190

Accrued liabilities, related party consist of the following:

	June 30, 2012	June 30, 2011
Accrued other	$309	$60
Accrued interest	151	1
	$460	$61

8.	NOTES PAYABLE, RELATED PARTY

Notes payable consist of the following:

	June 30, 2012	June 30, 2011
3.25 % secured note	$100	$140
12% secured note, related party	1,500	1,000
	$1,600	$1,140

The 3.25% secured note maturity date was extended to December 31, 2012.  As of June 30, 2012 and 2011, the balance due was $100 and $140, respectively, plus accrued interest of $232 and $228, respectively.

The 12% secured note held by TTI, a related party, is secured by Walmart’s accounts receivable and is due on December 31, 2012. As of June 30, 2012 and 2011, the balance due was $1,500 and $1,000, respectively, plus accrued interest of $128 and $1, respectively. See footnote 16.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 10) are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.17 per share (the “Conversion Price.”).  The conversion feature was bifurcated from the Debenture and accounted for as a derivative liability in the accompanying condensed balance sheet.

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

The Company records the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,118	$-	$-	$2,118
	$2,118	$-	$-	$2,118

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the year ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Balance at beginning of period – July 1, 2011 and 2010, respectively	$-	$-
Additions to derivative instruments	2,207
Change in fair market value of the derivative liability	(89)	-
Balance at end of period - June 30, 2012 and 2011, respectively	$2,118	$-

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the fair value of the conversion feature using the Black-Sholes model.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following are the key assumptions used in connection with this computation:

	June 30, 2012	Inception through December 2011
Number of shares	13,235,000	13,235,000
Conversion Price	$0.17	$0.17
Volatility	119%	136%
Risk-free interest rate	0.30%	0.38%
Expected dividend yield	0%	0%
Life of Debentures	2.4	3

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

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,389	$-	$-	$1,389
	$1,389	$-	$-	$1,389

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the year ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Balance at beginning of period – July 1, 2011 and 2010, respectively	$-	$-
Additions to derivative instruments	1,308
Change in fair market value	81	-
Balance at end of period - June 30, 2012 and 2011, respectively	$1,389	$-

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	June 30, 2012	Inception Through December 2011
Number of shares underlying the Warrants	6,617,000	6,617,000
Exercise Price	$0.21	$0.21
Volatility	151%	177%
Risk-free interest rate	0.67%	0.91%
Expected dividend yield	0%	0%
Warrant life (years)	4.4	5

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

10.	SECURED CONVERTIBLE DEBENTURE, NET OF DEBT DISCOUNT

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

The Conversion feature provide for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price.

Secured convertible debentures, net of debt discount, consist of the following:

	June 30, 2012	June 30, 2011
Convertible Debentures	$2,250	$-
Debt discount ($2,250)	(1,812)	-
	$438	$-

The Company recorded an immediate loss on the issuance of convertible debt due to the fair value of the conversion option and warrants exceeding the carrying value of the convertible debt of approximately $1,265 in the statement of operations.

Total debt discount of $2,250 is being amortized over the life of the Debentures and is included in interest expense.

In connection with the issuance of the Debentures and the Warrants, the Company recognized deferred financing costs of $92. These costs are being amortized over the life of the Debentures.  These costs are recognized under prepaid expenses and other current assets in the accompanying condensed balance sheet.

The convertible debentures are subject to a registration rights agreement and the company has until December 31, 2012 to file.  If the Company does not file by this date it will be subject to penalties.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

11.	STOCKHOLDERS DEFICIT

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

During the fiscal year ending June 30, 2012, the Company sold 1,830,000 shares of Common Stock to LPC under the Purchase Agreement for aggregate gross proceeds of $400, offset by placement fees of $19.  In connection with these purchases, the Company issued an additional 23,000 shares of Common Stock as commitment fees to LPC.

Other

From July 1, 2011 through June 30, 2012, the Company issued 2,172,000 shares of common stock for gross proceeds of $567 in private placement transactions.

Stock Options

Common stock available for equity awards under the 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”), is 40,000,000 shares as of June 30, 2012. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.  At June 30, 2012, 15,393,000 shares are available for future grants under the 2008 Plan.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Option activity for the year ended June 30, 2012 and 2011is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	8,436,000	$0.43	9.0 years
Granted	11,835,000	$0.37
Share Exchange	6,000,000	$0.39
Exercised	-0-
Forfeited and Cancelled	(812,000)	$0.49
Outstanding at June 30, 2011	25,459,000	$0.39	9.0 years
Granted	5,417,000	$0.17
Exercised	-0-
Forfeited and Cancelled	(6,269,000)	$0.39
Outstanding at June 30, 2012	24,607,000	$0.32	8.5 years	$353
Exercisable at June 30, 2012	15,176,000	$0.37	8.0 years	$2

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2012.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Period Ended June 30, 2012	For the Period Ended June 30, 2011
Average expected life (years)	6.0	6.0
Average risk free interest rate	3.3%	3.3%
Expected volatility	175%	228%
Expected dividend rate	0%	0%
Expected forfeiture rate	5%	5%

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Option Grants and Cancellations

In June 2012, the Company entered into individually negotiated agreements with seven option holders (i.e., one director and six employees), owning an aggregate of 6,269,000 options with exercise prices ranging from $0.28 to $0.49 per share, pursuant to which the option holders agreed to cancel their existing options in consideration for the Company granting them new options for varying number of shares with a lower exercise price.  The aggregate number of new options granted under these agreements was 4,700,000 and the exercise price of the new options is $0.165, the fair market value of a share of the Company’s Common Stock on the date of grant of the new options.  The new options vest ratably on each of the first, second and third anniversaries of the date of grant.

The Company accounted for the transactions described above as a modification under SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company will record the incremental fair value related to the exchanged awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining vesting period. The fair values of the exchanged options were estimated using the Black-Scholes option pricing model. The options that were cancelled have been included in the forfeited or cancelled line in the table above.

Stock Option expense for the year ended June 30, 2012 was $3,448.

Unrecognized compensation expense of $1,505 is expected to be recorded over the next 1.6 years.

Warrants

Warrant activity for the fiscal year ended June 30, 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	7,689,000	$0.28
Granted	-0-
Exercised	-0-
Outstanding at June 30, 2011	7,689,000	$0.28	1.5 years
Granted	6,618,000	0.21
Exercised	-0-
Forfeited and Cancelled	2,822,000	0.17
Outstanding and exercisable at June 30, 2012	11,485,000	$0.25	2.4 years	$233

Other Uses – Common Stock

In July 2011, the Company issued 50,000 shares of Common Stock to pay a consulting firm for services rendered.  The fair value of the shares in connection with this transaction totaled $16.  In October 2011, the Company issued 20,000 shares of Common Stock to pay for marketing fees.  The fair value of the shares in connection with this transaction totaled $4.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.	COMMITMENTS AND CONTINGENCIES

Employment Arrangements

Greg Adams, Chief Financial Officer and Chief Operating Officer

Mr. Adams employment agreement, as amended, is entitled to receive a base salary of $200.  In the event of termination for any reason other than for “cause,” death or disability or if the Company decides not to renew the agreement, Mr. Adams will receive, in addition to payment of accrued salary and benefits through the date of termination of employment, a severance payment equal to the sum of (i) twenty-four months of his then applicable annual base salary; and (ii) the average of his last two annual cash bonuses, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years.

Jeff Marshall Separation Agreement

On May 16, 2011, William J. Marshall resigned from his positions as chairman and chief executive officer of the Company.  In connection with Mr. Marshall’s resignation, the Company and Mr. Marshall entered into a Separation Agreement (the “Agreement”) pursuant to which his employment agreement with the Company was terminated.  Under the Agreement, the Company will pay him all accrued and unpaid salary of $314.  As of June 30, 2012, the balance remaining is $171.

Settlement agreement

In September 2011, the Company entered into a settlement agreement with its attorneys who rendered legal services to Company in connection with the Zuckerman Litigation.  The Company and the attorneys agreed to reduce the outstanding balance of $454 to $200, which resulted in a gain on settlement of $254. As of June 30, 2012, the balance due was $75.

Lease Commitments

The Company’s current lease for its Hawthorne, NY headquarters expires on September 30, 2013.  Future minimum lease payments through the termination date total $51.

The Company’s lease for its Celebration, FL sales office expires on September 30, 2014.   Future minimum lease payments through the termination date total $97.

The Company also has a month to month lease of office space in Davis, California for $1 per month. This facility houses the Company’s lab and research and development personnel.

Rent expense totaled $100 and $179 for the years ended June 30, 2012 and 2011, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
13.	INCOME TAXES

The (provision) benefit for income taxes was $0 for the fiscal years ended 2012 and 2011, respectively.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	June 30, 2012	June 30, 2011
Statutory federal tax (benefit) rate	(34%)	(34%)
State and local taxes, net of federal benefit	(7%)	(12%)
Loss of state NOL carryover	-	-
Permanent Difference	3%	(4%)
Valuation Allowance	38%	50%
Effective Tax Rate	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets consist of the following:

	June 30, 2012	June 30, 2011
Net Operating loss carry forwards - Federal	$17,867	$14,092
Net Operating loss carry forwards – State	1,594	968
Stock based compensation	6,518	5,910
Long-term assets	268	209
Deferred Compensation	230	343
Reserves and allowances	380	372
Total deferred assets	26,857	21,894
Valuation allowance	(26,857)	(21,894)
Net deferred tax assets	$0	$0

As of June 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $52,549.  If not used, these carry forwards will expire between 2028 and 2032.

The Company maintains a valuation allowance until it achieves and sustains an appropriate level of profitability.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Compensation expense recognized attributable to non-qualified stationary stock options give rise to temporary timing differences and are not tax deductible by the Company for federal and state income tax purposes until they are exercised.  When stock options are cancelled, the Company does not receive any tax benefit and records a reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance.  Such reductions in deferred tax assets related to awards that were cancelled were $0 and $283 during the fiscal years ended 2012 and 2011.

During the fiscal years ended 2012 and 2011, the Company did not have unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns for fiscal years 2007 through 2011 are currently open to audit by the tax authorities under the statute limitations for relevant federal and state jurisdictions.

14.	RELATED PARTY TRANSACTIONS

Inventek Collodial Cleaners, LLC (“Inventek”)

The Company purchased inventory from Inventek totaling $1,119 and $427 for the years ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and June 30, 2011, amounts due to Inventek were $572 and $192, respectively. As of June 30, 2012, Inventek beneficially owned approximately 6.4% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette, Inc (“Marketiquette”)

The Company paid Marketiquette a total of $739 and $662 for the years ended June 30, 2012 and 2011, respectively, which are included in selling, general and administrative expenses.  As of June 30, 2012 and 2011, amounts due to Marketiquette were $284 and $194, respectively.  Our president’s wife is President and a director of Marketiquette.  As of June 30, 2012, Marketiquette beneficially owned approximately 5.2% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)

For the years ended June 30, 2012 and 2011, approximately 34% and 41% of the Company’s revenues, respectively, were earned from TTI.  As of June 30, 2012 and 2011 there were no amounts due from TTI.  As of June 30, 2012 and 2011, amounts due to TTI, included in accounts payable and accrued expenses, were $670 and $1,648, respectively.  As of June 30, 2012 and 2011 advances received from TTI for future sales of cleaning and performance products were $1,558 and $380, respectively.  As of June 30, 2012, TTI beneficially owned approximately 19.9% of the Company’s issued and outstanding shares of Common Stock.

Francesco Galesi (“Galesi”)

In December 2011 the Company entered into a ten-year limited exclusivity distribution agreement for G-branded products with E&B Green Solutions, L.P. (“Galesi”) and a separate agreement with Green Planet (“Galesi”).  Also in December 2011, the Company sold a $1,500 secured convertible debenture to Elysium Natural Resources, LLC (“Galesi”) (see note 10).  All of these entities are owned and controlled by Galesi, who, as of June 30, 2012, beneficially owned approximately 17.4% of the Company’s issued and outstanding shares of Common Stock.  In addition, the chief operating officer of Galesi’s real estate operations serves as the Company’s Chairman of the Board of Directors.  For the year ended June 30, 2012 and 2011, approximately 24% and 2% of the Company’s revenues, respectively, were generated from Galesi.  As of June 30, 2012 and 2011, amounts due from Galesi totaled $345 and $7, respectively.  As of June 30, 2012, the amounts due to Galesi included $2,338 of derivative liability and $314 of secured convertible debenture, net of debt discount plus accrued interest.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

15.	CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable

The following customers represent the majority of the Company’s sales for the year ended:

	June 30, 2012	June 30, 2011
Sales
TTI	34%	41%
Galesi	24%	2%
Walmart	20%	28%
Menards	15%	19%

Accounts Receivable
Galesi	54%	-
Walmart	33%	35%
Menards	-	60%

Inventory and Accounts Payable

The Company purchases its performance products from Delta Petroleum Company (“Delta”), its cleaning products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	June 30, 2012	June 30, 2011
Inventory purchased
Inventek	$1,119	$427
Delta	4,956	5,135
TTI	973	1,278

Accounts Payable
Inventek	$572	$192
Delta	1,593	2,071
TTI	670	1,648

16.	SUBSEQUENT EVENTS

During the first quarter of fiscal 2013, TTI advanced the Company an additional $1,700 under the 12% secured note. As of September 14, 2012 the balance due to TTI was $3,200.  See footnote 8.