Form 10-Q
period 2012-09-30
GREEN EARTH TECHNOLOGIES, INC
filed 2012-11-14
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2012

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

As of November 14, 2012, the issuer had a total of 155,030,705 shares of common stock, $0.001 par value, outstanding.

i

PART I.  FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$610	$346
Trade receivables, less allowance of $9 and $10	399	640
Inventories, net	914	693
Prepaid expenses and other current assets	407	411
Total current assets	2,330	2,090
Property and equipment, net	46	51
Prepaid advertising	337	337
Intangibles, net	1,072	1,119
Total assets	$3,785	$3,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	2,262	2,179
Accounts payable, related parties	1,652	1,338
Accrued expenses	1,017	1,024
Accrued expenses, related parties	499	460
Deferred revenue, related party	1,052	1,558
Notes payable, related party	3,480	1,600
Derivative liability	2,052	3,507
Total current liabilities	12,014	11,666
Secured convertible debentures, net of debt discount	625	438
Total liabilities	12,639	12,104

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,339,218 and 154,138,423 shares issued and outstanding, as of September 30, 2012 and June 30, 2012	154	154
Additional paid-in capital	60,329	60,048
Accumulated deficit	(69,337)	(68,709)
Total stockholders' deficit	(8,854)	(8,507)
Total liabilities and stockholders' deficit	$3,785	$3,597

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,
	2012	2011

Net sales	$2,081	$1,841

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	1,763	1,627
Selling, general and administrative expenses	1,864	1,686
Stock-based compensation	247	991
Depreciation and amortization	52	52
	3,926	4,356

Loss from operations	(1,845)	(2,515)

Other income (expense):
Legal and settlement income	-	254
Change in revaluation of derivatives	1,455	-
Interest expense, net	(238)	(3)

Loss from operations before income taxes	(628)	(2,264)

Income tax	-	-

Net loss	$(628)	$(2,264)

Basic and diluted net loss per common share	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding	154,337,000	151,120,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited) (in thousands)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2012	154,138,423	$154	$60,048	$(68,709)	$(8,507)
Shares issued for interest	200,795	-	34	-	34
Stock-based compensation	-	-	247	-	247
Net loss	-	-	-	(628)	(628)
Balance at September 30, 2012	154,339,218	$154	$60,329	$(69,337)	$(8,854)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(628)	$(2,264)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52	52
Amortization of debt discount	188	-
Increase in allowance for inventory	2	-
Change in fair value of derivative liability	(1,455)	-
Stock-based compensation expense	247	991
Changes in assets and liabilities:
Accounts receivable	242	2,157
Inventories	(223)	(2)
Prepaid expenses and other current assets	3	180
Accounts payable	83	(1,625)
Accounts payable, related parties	314	362
Accrued expenses	27	(30)
Accrued expenses, related parties	38	(46)
Deferred revenue	(506)	185
Net cash used in operating activities	(1,616)	(40)

Cash flows from investing activities
Acquisition of equipment	-	(16)

Net cash used in investing activities	-	(16)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	400
Proceeds from notes payable, related party	1,900	-
Repayment of notes payable	(20)	(520)

Net cash provided by (used in) financing activities	1,880	(120)

Net Increase (decrease) in cash	264	(176)
Cash and cash equivalent
Beginning of period	346	772
End of period	$610	$596

Supplemental information
Interest payments	$-	$-
Income taxes paid	$-	$6

Non-cash investing and financing activities
Interest paid in common stock	$34	$-

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc. (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware.  The Company, markets, sells and distributes environmentally safe lubricants, cleaning products and oil well service products.  The Company’s product line crosses multiple channels including the automotive aftermarket, oil well services, marine and outdoor power small engine and cleaning markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2012 included in the Company’s Annual Report on Form 10K filed in September 2012 (the “2012 Annual Report”).

Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2012 Annual Report.

Liquidity and Going Concern
Due to the Company’s limited capital, recurring losses and negative cash flows from operations and the Company’s limited ability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

As reflected in the Company’s historical consolidated financial statements, the Company has recurring net losses and negative cash flow from operating activities.  The Company also has a working capital deficit.  The Company relies upon cash from financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The Company plans to increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company will attempt to raise capital from external sources or by selling stock under its agreement with Lincoln Park Capital Fund, LLC (“LPC”) in order to enable it to continue to meet its financial obligations until it achieves profitability or generates positive cash flow.

There can be no assurance that the Company will be able to achieve profitability or generate positive cash flow or raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have a substantial adverse effect on the Company’s business, operations and financial condition.

2.	INVENTORIES, NET

Inventories consist of the following:

	September 30, 2012	June 30, 2012
Raw materials	$359	$446
Finished goods	555	247
	$914	$693

Inventories are presented net of an obsolescence reserve of $898 and $925 at September 30, 2012 and June 30, 2012, respectively.  The Company wrote-off $27 of worthless inventory during the period ended September 30, 2012.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following:

	September 30, 2012	June 30, 2012
LPC commitment fee	$207	$207
Prepaid sponsorship fees	97	92
Deferred financing costs, net	69	77
Other	34	35
	$407	$411

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2012	June 30, 2012	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,478	1,431
	$1,072	$1,119

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Expected amortization of intangible assets is as follows:

2013	$140
2014	186
2015	186
2016	186
2017	186
Thereafter	188
$1,072

Amortization expense included in depreciation and amortization totaled $47 for the three months ended September 30, 2012 and 2011, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2012	June 30, 2012
Accrued payroll and taxes	$492	$537
Accrued interest	244	245
Accrued board of director fees	170	150
Other	111	92
	$1,017	$1,024

Accrued expenses, related party consist of the following:

	September 30, 2012	June 30, 2012
Accrued other	$338	$309
Accrued interest	161	151
	$499	$460

6.	NOTES PAYABLE, RELATED PARTY

Notes payable, related party consists of the following:

	September 30, 2012	June 30, 2012
3.25 % Secured note	$80	$100
6% Secured note, related party	3,400	1,500
	$3,480	$1,600

The 3.25% secured note maturity date was extended to December 31, 2012.  As of September 30, 2012 and June 30, 2012, accrued interest was $232.

The 6.0% secured note held by Techtronics Industries of North America, Inc., a related party, is secured by eligible accounts receivable and purchase orders and is due on December 31, 2012. In September 2012, the interest rate was changed to 6% from 12% retro-active to January 1, 2012.  As a result the Company recorded an adjustment of $75 to interest expense.  As of September 30, 2012 and June 30, 2012, the balance due was $3,400 and $1,500, respectively, plus accrued interest of $132 and $128, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

7.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 8) are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.17 per share (the “Conversion Price”).  The conversion feature was bifurcated from the Debenture and accounted for as a derivative liability in the accompanying condensed consolidated balance sheet.

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss. The Company records the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Debentures	$1,191	$-	$-	$1,191
	$1,191	$-	$-	$1,191

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Balance at beginning of period	$2,118	$-
Additions to derivative instruments	-	2,207
Change in fair market value of the derivative liability	(927)	(89)
Balance at end of period	$1,191	$2,118

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	September 30, 2012	June 30, 2012
Number of shares	13,235,000	13,235,000
Conversion Price	$0.17	$0.17
Volatility	114%	119%
Risk-free interest rate	0.23%	0.30%
Expected dividend yield	0%	0%
Life of Debentures (years)	2.2	2.4

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

The Warrants provide for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price. The Company accounts for the Warrants as derivative liabilities in the accompanying condensed consolidated balance sheet. The Company recognizes its derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Warrants	$861	$-	$-	$861
	$861	$-	$-	$861

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2012 and June 2012:

	September 30, 2012	June 30, 2012
Balance at beginning of period	$1,389	$-
Additions to derivative instruments	-	1,308
Change in fair market value	(528)	81
Balance at end of period	$861	$1,389

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	September 30, 2012	June 30, 2012
Number of shares underlying the Warrants	6,617,000	6,617,000
Exercise Price	$0.21	$0.21
Volatility	137%	151%
Risk-free interest rate	0.62%	0.67%
Expected dividend yield	0%	0%
Warrant life (years)	4.2	4.4

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

The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price.

Secured convertible debentures, net of debt discount, consist of the following:

	September 30, 2012	June 30, 2012
Convertible Debentures	$2,250	$2,250
Debt discount ($2,250)	(1,625)	(1,812)
	$625	$438

The Company recorded an immediate loss on the issuance of the Debentures to the fair value of the conversion option and warrants exceeding the carrying value of the Debentures of approximately $1,265 in the statement of operations.  Total debt discount of $2,250 is being amortized over the life of the Debentures and is included in interest expense.

In connection with the issuance of the Debentures and the Warrants, the Company recognized deferred financing costs of $92. These costs are being amortized over the life of the Debentures.  These costs are recognized under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The Debentures are subject to a registration rights agreement and the company has until December 31, 2012 to file.  If the Company does not file by this date, it will be subject to penalties.

9.	STOCKHOLDERS DEFICIT

In July 2012, the Company issued 201,000 shares of our common stock to pay the accrued interest from April 1, 2012 to June 30, 2012 on the outstanding Debenture.  The fair value of the shares in connection with this transaction totaled $34.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

10.	RELATED PARTY TRANSACTIONS

Inventek Colloidal Cleaners, LLC (“Inventek”)
The Company purchased inventory from Inventek totaling $747 and $168 for the three months September 30, 2012 and 2011, respectively.  As of September 30, 2012 and June 30, 2012, amounts due to Inventek were $737 and $572, respectively.  As of September 30, 2012, Inventek beneficially owned approximately 6.4% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette, Inc (“Marketiquette”)
The Company paid Marketiquette for marketing services a total of $161 and $223 for the three months ended September 30, 2012 and 2011, respectively, which are included in selling, general and administrative expenses.  As of September 30, 2012 and June 30, 2012, amounts due to Marketiquette were $271 and $284, respectively. The wife of the Company’s President is the president and a director of Marketiquette.  As of September 30, 2012, Marketiquette beneficially owned approximately 5.2% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)
For the three months ended September 30, 2012 and 2011, approximately 23% and 15% of the Company’s revenues, respectively, were earned from TTI.  As of September 30, 2012 and June 30, 2012, amounts due to TTI, included in accounts payable, were $864 and $670, respectively.  As of September 30, 2012 and June 30, 2012 advances received from TTI for future sales of cleaning and performance products was $1,052 and $1,558, respectively.  As of September 30, 2012 and June 30, 2012, amounts due to TTI, for the 6.0% secured note were $3,400 and $1,500, respectively.  (See note 6.)  .As of September 30, 2012, TTI beneficially owned approximately 19.9% of the Company’s issued and outstanding shares of Common Stock.

Francesco Galesi (“Galesi”)
For the three months ended September 30, 2012 and 2011, approximately 53% and 7% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  As of September 30, 2012 and June 30, 2012, amounts due from these entities totaled $1 and $345, respectively.  As of September 30, 2012 and June 30, 2012, the amounts due to these entities included $1,368 and $2,338 of derivative liability, respectively, and $440 and $314 for the Debentures, net of debt discount plus accrued interest, respectively.  As of September 30, 2012, Galesi beneficially owned approximately 17.5% of the Company’s issued and outstanding shares of Common Stock.

11.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable
The following customers represent the majority of the Company’s sales for the three months ended:

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

	September 30, 2012	September 30, 2011
Sales
Galesi entities	53%	7%
TTI	23%	15%
Menards	8%	62%
Walmart	6%	11%

	September 30, 2012	June 30, 2012
Accounts Receivable
Menards	39%	-
Walmart	14%	33%
VIP Discount Auto Center	13%	-
Galesi	-	54%

Inventory and Accounts Payable
The Company purchases its performance products from Delta Petroleum Company (“Delta”), its cleaning products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	September 30, 2012	June 30, 2012
Inventory Purchased
Inventek	$747	$1,119
Delta	1,226	4,956
TTI	163	973

	September 30, 2012	June 30, 2012
Accounts Payable
Inventek	$737	$572
Delta	1,656	1,593
TTI	864	670

12.	SUBSEQUENT EVENTS

In October 2012, the Company realized gross proceeds of $4,000 from the sale of 6% Convertible Debentures, due December 31, 2014, in the aggregate original principal amount of $4,000 and Warrants to six accredited investors.

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

Overview of our Business

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based performance and cleaning products to the automotive aftermarket, outdoor power equipment, well service and marine markets.  Our technology platform for manufacturing proprietary and innovative high performing “green” products whose primary brands, G-OIL® and G-CLEAN®, are the end result of company created or sourced intellectual property. Our ultimate biodegradable “green-base” replaces traditional petroleum and chemical derived bases typically associated with motor oils and other lubricants and cleaning solutions without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment without paying more to do so.

We sell the majority of our products directly to retailers and installers as well as through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals. Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Menards, ACE Hardware and Canadian Tire Corporation. We are actively pursuing relationships with other wholesalers, retailers and distributors to include additional major national consumer purchase locations in the household goods, automotive aftermarket, outdoor power equipment market, oil and gas market and marine market. Manufactured domestically under supply and requirement contracts, our proprietary environmentally preferred base oils are comprised of fatty acids procured from either plant and vegetable oils or animal fats.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended September 30, 2012 and 2011

Our activities for the three months September 30, 2012 and 2011 included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:

	Three Months Ended September 30,
	2012	2011

Net sales	$2,081	$1,841
Loss from operations	$(1,845)	$(2,515)
Settlement income	-	254
Change in revaluation of derivatives	1,455	-
Interest expense, net	(238)	(3)
Net loss	$(628)	$(2,264)

Net Sales

Net sales for the three months ended September 30, 2012 were $2,081, primarily attributed to sales of G-CLEAN® oil and gas well service products, G-OIL® outdoor power equipment 4-cycle engine oils,   G-OIL® 5W-30 motor oil and G-CLEAN® pressure washing products.  Net sales for the three months ended September 30, 2011 were $1,841, primarily attributed to sales of G-CLEAN® pressure washing products and G-OIL® 5W-30 motor oil.  The increase in net sales from 2011 to 2012 is a result of sales of the G-CLEAN® oil and gas well service products and G-OIL® outdoor power equipment 4-cycle engine oils, partially offset by a decrease in sales of our G-CLEAN® pressure washing products.  Point of sales data relating to our products (i.e., sales through the retailer’s register) increased in 2012 compared to 2011 at our retail customers reflecting a willingness of consumers to purchase environmentally-friendly G-OIL® and G-CLEAN ® products.

For the three months ended September 30, 2012, approximately 90% of our sales were from four customers, entities owned or controlled by Francesco Galesi (“Galesi Entities”), TTI (The Home Depot), Menards, Inc, and Walmart.  For the three months ended September 30, 2011, approximately 74% of our sales were from two customers, TTI and Ed Maxwell Sales.

Net sales are comprised as follows:

	Three Months Ended September 30,
	2012	2011
Performance products (oils)	$776	$573
Cleaning products	$1,305	$1,268
Total	$2,081	$1,841

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales primarily consists of the cost of obtaining bio-based raw materials, additives, packaging components and fees paid to our affiliates and manufacturers.  Cost of sales for the three months ended September 30, 2012 and 2011 were approximately $1,763, and $1,627, respectively.  The increase in cost of sales from 2012 to 2011 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended September 30,
	2012	2011
Salaries	$246	$154
Selling, marketing, public relations and related	1,145	1,073
Development, product release and testing	106	81
Management and operating fees	68	116
Legal and professional	164	128
Occupancy, communications and all other, net	135	134
Total selling, general and administrative expenses	$1,864	$1,686

The increase in salaries is due to an increase in headcount.  The increase in selling, marketing and public relations expenses reflects our decision to redirect dollars to aggressively support retailers who sell the “G” family of products, partially offset by lower sales commissions. The increased spending has resulted in an increase in sales at retail locations in 2012 compared to 2011.  The increase in legal and professional is due to higher consulting fees in connection with government grant efforts and legal patent costs.

Stock-based compensation

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was approximately $247 and $991, respectively.  The decrease is due to April 2009 stock option grants becoming fully expensed.

Depreciation and amortization

Depreciation and amortization expense totaled $52 for the three months ended September 30, 2012 and 2011, respectively.  Depreciation charges totaled $5 for the three months ended September 30, 2012 and 2011, respectively, and amortization expense for intangible assets totaled $47 for the three months ended September 30, 2012 and 2011, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Settlement and legal charges

We recorded a gain on settlement of $0 and $254 for the three months ended September 30, 2012 and 2011, respectively.  The gain on settlement in 2011 was due to a settlement agreement regarding the payment of legal fees related to litigation that was settled in March 2011.

Change in revaluation of derivatives

As of September 30, 2012 the change in fair value of our derivative liabilities was $1,455, which was favorable in our statement of operations.  The value of the derivative liabilities was determined using the Black-Scholes method.

Interest expense, net

Net interest expense for the three months ended September 30, 2012 and 2011 was approximately $238 and $3, respectively.  Interest expense consists of $188 in connection with the amortization of the debt discount on our outstanding 6.0% secured convertible debentures due December 31, 2014 (the “Debentures”), $38 in connection with the accrued interest on the outstanding Debentures, $8 in connection with the deferred financing costs relating to the outstanding Debentures and $4 for accrued interest on notes payable to related parties.  Interest income consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At September 30, 2012 and June 30, 2012, we had $610 and $346 in cash and an accumulated deficit of $69,337 and $68,709, respectively.  At September 30, 2012 and June 30, 2012, we had a working capital deficit of $9,684 and 9,576, respectively.

Net cash used in operating activities was $1,616 and $40 for the three months ended September 30, 2012 and 2011, respectively. The increase from 2011 to 2012 was primarily due to an increase in accounts payable, partially offset by payments made to vendors in the three months ended September 30, 2012.

Net cash provided by financing activities was $1,880 for the three months ended September 30, 2012.  Net cash used in financing activities was $120 for the three months ended September 30, 2011.  The increase in financing activities is primarily due to proceeds from the issuance of a note payable in the amount of $1,900.  The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

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

Losses from operations are continuing subsequent to September 30, 2012 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

On March 7, 2011, we signed a $15,000 Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), an accredited investor.  At our sole discretion, over a 30-month period beginning on the effective date of the registration statement covering the sale of those shares, which was May 12, 2011, we can sell shares of common stock to LPC in amounts up to $50 per sale, subject to the satisfaction of certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $15,000.

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

During the three months ending September 30, 2012, there were no shares of common stock issued to LPC.  Total shares remaining to be purchased under the agreement are 17,125,000 shares.

In July 2012, we issued 201,000 shares of our restricted common stock to pay the accrued interest on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $34.

Debentures and Warrants

In December 2011, we realized gross proceeds of $2,250 from the sale of the Debentures and warrants to purchase up to 6,617,000 shares of our common stock (the “Warrants”) to three accredited investors (the “Investors”) in a private placement transaction.  Interest on the Debentures is payable quarterly in arrears cash or equity at our discretion. The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted, in whole or in part, at any time at the option of each Investor into shares of our common stock, based on an initial conversion price of $0.17 per share. The Debentures are due and payable on December 31, 2014.  We may prepay the Debentures at any time without penalty or premium upon ten business day’s prior written notice to the Investors, provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures.  The Warrants are exercisable at any time on or before December 31, 2016.  The exercise price is $0.21.

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

In October 2012, we raised $4,000 from the sale of Debentures and issued Warrants to six accredited investors.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2012 our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this report have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of September 30, 2012, we had an accumulated deficit of $69,337, with total stockholders’ deficit of $8,854.  We had a working capital deficit of $9,684 at September 30, 2012.

We continue to have discussions regarding an investment in our Company with existing and potential new investors.  Although we do not have any firm commitments, we intend to continue these discussions.  Additionally, we believe revenues will increase as consumers learn of and experience the efficacy of our products.  Increased revenues will reduce, or eliminate our operating losses and enable us to meet our financial obligations. However, there can be no assurances that we can attract new investment, increase revenues or attract new investment on terms acceptable to us.  Failure to obtain sufficient financing would have substantial negative ramifications to our Company.

Contractual Arrangements

Significant contractual obligations as of September 30, 2012 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$127	$84

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the three months ended September 30, 2012, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

In July 2012, we issued 201,000 shares of our common stock to pay the accrued interest on the outstanding Debentures with an aggregate fair market value of $34.  The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: November 14, 2012	By:	/s/ Jeffrey Loch
Name: Jeffrey Loch
Title: President and Chief Marketing Officer
(Principal Executive Officer)

	By:	/s/ Greg D. Adams
Name: Greg D. Adams
Title: Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)