Form 10-Q
period 2012-12-31
GREEN EARTH TECHNOLOGIES, INC
filed 2013-02-14
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-53797

GREEN EARTH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0755102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 14, 2013, the issuer had a total of 156,037,965 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$502	$346
Trade receivables, less allowance of $8 and $10	305	640
Inventories, net	1,067	693
Deferred cost, related party	6,227	-
Prepaid expenses and other current assets	286	411
Total current assets	8,387	2,090
Property and equipment, net	40	51
Intangibles, net	1,026	1,119
Prepaid advertising	337	337
Total assets	$9,790	$3,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	1,221	2,179
Accounts payable, related parties	1,985	1,338
Accrued expenses	1,125	1,024
Accrued expenses, related parties	366	460
Deferred revenue, related party	6,736	1,558
Notes payable, related party	2,480	1,600
Derivative liabilities	7,353	3,507
Total current liabilities	21,266	11,666
Secured convertible debentures, net of debt discount	1,250	438
Total liabilities	22,516	12,104

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 155,536,449 and 154,138,423 shares issued and outstanding, as of December 31, 2012 and June 30, 2012	156	154
Additional paid-in capital	60,801	60,048
Accumulated deficit	(73,683)	(68,709)
Total stockholders' deficit	(12,726)	(8,507)
Total liabilities and stockholders' deficit	$9,790	$3,597

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net sales	$1,274	$1,579	$3,355	$3,419

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	1,185	1,251	2,948	2,877
Selling, general and administrative expenses	2,060	1,530	3,924	3,215
Stock-based compensation	248	978	495	1,970
Depreciation and amortization	52	52	104	105
	3,545	3,811	7,471	8,167

Loss from operations	(2,271)	(2,232)	(4,116)	(4,748)

Other income (expense):
Legal and settlement income	-	-	-	254
Change in revaluation of derivatives	(712)	(1,117)	743	(1,117)
Loss on issuance of convertible debt	(589)	(1,265)	(589)	(1,265)
Interest expense, net	(775)	(73)	(1,012)	(76)

Loss from operations before income taxes	(4,347)	(4,687)	(4,974)	(6,952)

Income tax	-	-	-	-

Net loss	$(4,347)	$(4,687)	$(4,974)	$(6,952)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.05)

Basic and diluted weighted average common shares outstanding	155,125,000	151,963,000	154,731,000	151,542,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands, except shares data)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2012	154,138,423	$154	$60,048	$(68,709)	$(8,507)
Private placement of common stock	976,855	1	189		190
Shares issued for interest	406,171	1	68	-	69
Stock-based compensation	15,000	-	496	-	496
Net loss	-	-	-	(4,974)	(4,974)
Balance at December 31, 2012	155,536,449	$156	$60,801	$(73,683)	$(12,726)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(4,974)	$(6,952)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	104	105
Amortization of debt discount	812	63
Loss on issuance of convertible debt	589	1,265
Increase in allowance for inventory	8	-
Change in fair value of derivative liability	(743)	1,117
Bad debt expense	-	(5)
Stock-based compensation expense	496	1,970
Changes in assets and liabilities:
Accounts receivable	335	2,111
Inventories	(382)	(21)
Deferred cost, related party	(6,227)	-
Prepaid expenses and other current assets	125	153
Accounts payable	(956)	(1,516)
Accounts payable, related parties	647	(1,346)
Accrued expenses	168	(161)
Accrued expenses, related parties	(94)	623
Deferred revenue	5,178	368
Net cash used in operating activities	(4,914)	(2,226)

Cash flows from investing activities
Acquisition of equipment	-	(16)

Net cash used in investing activities	-	(16)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	190	480
Proceeds from issuance of secured convertible debentures	4,000	2,250
Proceeds from notes payable, related party	1,900	-
Repayment of notes payable	(1,020)	(520)

Net cash provided by financing activities	5,070	2,210

Net Increase (decrease) in cash	156	(32)
Cash and cash equivalent
Beginning of period	346	772
End of period	$502	$740

Supplemental information
Interest payments	$-	$-
Income taxes paid	$-	$7

Non-cash investing and financing activities
Interest paid in common stock	$69	$-

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

Liquidity and Going Concern
Due to the Company’s limited capital, recurring losses, negative cash flows from operations and the Company’s limited ability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

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

2.	INVENTORIES, NET

Inventories consist of the following:

	December 31, 2012	June 30, 2012
Raw materials	$355	$446
Finished goods	712	247
	$1,067	$693

Inventories are presented net of an obsolescence reserve of $904 and $925 at December 31, 2012 and June 30, 2012, respectively.  During the period the Company recorded a direct write-off of $28 against the allowance for inventory disposed of previously reserved and increased the reserve by $8 for inventory remaining.

3.	DEFERRED COST, RELATED PARTY

During the three months ended December 31, 2012 the Company received $6,000 from Francesco Galesi (“Galesi”) for the purchase of well service products in anticipation of future sales by its E&B Green Solutions L.P. affiliate, both of whom are related companies.  Neither company is expected to be the ultimate consumer of the merchandise.  The Company did not recognize revenue during the three and six months ended December 31, 2012 because the transaction did not meet the revenue recognition criteria in accordance with generally accepted accounting principles.  Therefore at the balance sheet date a deferred cost and corresponding deferred revenue account totaling approximately $6,227 and $6,000, respectively was recorded.  When the related party purchaser ships the product to its anticipated third party all aspects of the contract will be recognized in the financial statements.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2012	June 30, 2012	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,524	1,431
	$1,026	$1,119

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Expected amortization of intangible assets is as follows:

2013	$93
2014	186
2015	186
2016	186
2017	186
Thereafter	189
$1,026

Amortization expense included in depreciation and amortization totaled $47 for the three months ended December 31, 2012 and 2011, respectively.  Amortization totaled $93 and $94 for the six months ended December 31, 2012 and 2011, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2012	June 30, 2012
Accrued payroll and taxes	$470	$537
Accrued interest	263	245
Accrued board of director fees	178	150
Accrued Sponsorship fees	131	-
Other	83	92
	$1,125	$1,024

Accrued expenses, related party consist of the following:

	December 31, 2012	June 30, 2012
Accrued interest	$250	$151
Accrued other	116	309
	$366	$460

6.	NOTES PAYABLE, RELATED PARTY

Notes payable, related party consists of the following:

	December 31, 2012	June 30, 2012
3.25 % Secured note – due June 30, 2013	$80	$100
6% Secured note, related party – due June 30, 2013	2,400	1,500
	$2,480	$1,600

3.25% Secured note
As of December 31, 2012 and June 30, 2012, accrued interest was $233 and $232, respectively.

6.0% Secured note, related party
The note is held be a related party and is secured by eligible accounts receivable and purchase orders. In September 2012, the interest rate was changed to 6% from 12% retro-active to January 1, 2012.  As a result the Company recorded an adjustment of $75 to interest expense.  As of December 31, 2012 and June 30, 2012 accrued interest of $183 and $128, respectively, was due on the note.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

7.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 7) are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.17 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture and accounted for as a derivative liability in the accompanying condensed consolidated balance sheet.
The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss. The Company records the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Debentures	$4,412	$-	$-	$4,412
	$4,412	$-	$-	$4,412

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Balance at beginning of period	$2,118	$-
Additions to derivative instruments	2,824	2,207
Change in fair market value of the derivative liability	(530)	(89)
Balance at end of period	$4,412	$2,118

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2012	June 30, 2012
Number of shares	36,765,000	13,235,000
Conversion Price	$0.17	$0.17
Volatility	120%	119%
Risk-free interest rate	0.27%	0.30%
Expected dividend yield	0%	0%
Life of Debentures (years)	2.0	2.5

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Warrant Liability

In connection with the issuance of the Debentures, the Company issued warrants to purchase up to 18,382,000 shares of Common Stock (the “Warrants”).  The Warrants are exercisable at any time on or before December 31, 2016 and have an exercise price of $0.21 per share (the “Exercise Price”).

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

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Warrants	$2,941	$-	$-	$2,941
	$2,941	$-	$-	$2,941

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Balance at beginning of period	$1,389	$-
Additions to derivative instruments	1,765	1,308
Change in fair market value	(213)	81
Balance at end of period	$2,941	$1,389

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2012	June 30, 2012
Number of shares underlying the Warrants	18,382,000	6,617,000
Exercise Price	$0.21	$0.21
Volatility	136%	151%
Risk-free interest rate	0.61%	0.67%
Expected dividend yield	0%	0%
Warrant life (years)	4.0	4.5

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

8.	SECURED CONVERTIBLE DEBENTURE, NET OF DEBT DISCOUNT

The Company realized gross proceeds of $6,250 ($2,250 and $4,000 in December 2011 and October 2012, respectively) from the sale of its 6.0% Secured Convertible Debentures, due December 31, 2014, in the aggregate original principal amount of $6,250 (the “Debentures”) and the Warrants to eight accredited investors (the “Investors”), respectively.    Interest on the outstanding principal balance of the Debentures is payable quarterly in arrears in cash or shares of Common Stock at the discretion of the Company.  The entire outstanding principal balance of the Debentures and the accrued but unpaid interest thereon is due upon the earlier of (i) the occurrence of an “event of default” (as defined in the Debentures) and (ii) December 31, 2014.  The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price.  The Company may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures.

The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price.

Secured convertible debentures, net of debt discount, consist of the following:

	December 31, 2012	June 30, 2012
Convertible Debentures	$6,250	$2,250
Debt discount ($6,250)	(5,000)	(1,812)
	$1,250	$438

The Company recorded an immediate loss on the issuance of the Debentures to the fair value of the conversion option and warrants exceeding the carrying value of the Debentures of approximately $589 and $1,265 for the six months ended December 31, 2012 and 2011, respectively, in the statement of operations.  Total debt discount of $6,250 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

In connection with the issuance of the Debentures and the Warrants, the Company recognized deferred financing costs of $92. These costs are being amortized over the life of the Debentures.  These costs are recognized under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

9.	STOCKHOLDERS DEFICIT

Private Placements
During the six month period ended December 31, 2012, the Company sold 965,000 shares of Common Stock to LPC under the Purchase Agreement for aggregate gross proceeds of $200, offset by placement fees of $10.  In connection with these purchases, the Company issued an additional 12,000 shares of Common Stock as commitment fees to LPC.

Other uses
For the six months ended December 31, 2012, the Company issued 406,000 shares of our common stock to pay accrued interest from April 1, 2012 to September 30, 2012 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $69.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

10.	RELATED PARTY TRANSACTIONS

Inventek Colloidal Cleaners, LLC (“Inventek”)
The Company purchased inventory from Inventek totaling $6,358 and $421 for the three months ended December 31, 2012 and 2011, respectively, and $7,104 and $450 for the six months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 and June 30, 2012, amounts due to Inventek were $679 and $572, respectively.  As of December 31, 2012, Inventek beneficially owned approximately 7.2% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette, Inc (“Marketiquette”)
The Company paid Marketiquette for marketing services a total of $137 and $186 for the three months ended December 31, 2012 and 2011, respectively, and $298 and $409 for the six months ended December 31, 2012 and 2011, respectively, which are included in selling, general and administrative expenses.  As of December 31, 2012 and June 30, 2012, amounts due to Marketiquette were $63 and $284, respectively. The wife of the Company’s President is the president and a director of Marketiquette.  As of December 31, 2012, Marketiquette beneficially owned approximately 5.1% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)
For the three months ended December 31, 2012 and 2011, approximately 23% and 42% of the Company’s revenues, respectively, were earned from TTI and for the six months ending December 31, 2012 and 2011, approximately 23% and 27% of the Company’s revenues, respectively, from TTI.  As of December 31, 2012 and June 30, 2012, amounts due to TTI, included in accounts payable, were $1,243 and $670, respectively.  As of December 31, 2012 and June 30, 2012 advances received from TTI for future sales of cleaning and performance products was $736 and $1,558, respectively.  As of December 31, 2012 and June 30, 2012, amounts due to TTI, for the 6.0% secured note were $2,400 and $1,500, respectively, and additional amounts for accrued interest (See note 5.)  As of December 31, 2012, TTI beneficially owned approximately 19.7% of the Company’s issued and outstanding shares of Common Stock.

Galesi
For the three months ended December 31, 2012 and 2011, approximately 0% and 44% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  For the six months ended December 31, 2012 and 2011, approximately 33% and 23% of the Company’s revenues, respectively, were earned from Galesi.  As of December 31, 2012 and June 30, 2012, amounts due from these entities totaled $1 and $345, respectively.  As of December 31, 2012 and June 30, 2012, the amounts due to these entities included $3,530 and $2,338 of derivative liability, respectively, and $746 and $314 for the Debentures, net of debt discount plus accrued interest, respectively.  As of December 31, 2012, Galesi beneficially owned approximately 23.3% of the Company’s issued and outstanding shares of Common Stock.  As of December 31, 2012 the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related party on the accompanying condensed consolidated statement of operations.

WRG1, LLC (“Raquet”)
Mr. Walter Raquet is a Director and a member of the audit committee.  As of December 31, 2012 and June 30, 2012, the amounts due to Raquet included $1,470 and $0 of derivative liability, respectively, and $164 and $3 for the Debentures, net of debt discount plus accrued interest, respectively.  As of December 31, 2012, Raquet beneficially owned approximately 7.9% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

11.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable
The following customers represent the majority of the Company’s sales for the six months ended December 31, 2012 and 2011, respectively, and accounts receivable for the six months ended December 31, 2012 and year ended June 30, 2012, respectively:

	December 31, 2012	December 31, 2011
Sales
Galesi entities	33%	23%
TTI	23%	27%
Menards	23%	32%

	December 31, 2012	June 30, 2012
Accounts Receivable
Galesi	-	54%
VIP Discount Center	15%	-
Walmart	46%	33%

Inventory and Accounts Payable
The Company purchases its performance products from Delta Petroleum Company (“Delta”), its cleaning products from Inventek and its power washer equipment products from TTI.  The following is the Company’s inventory purchased from these vendors for the six months ended December 31, 2012 and year ended June 30, 2012, respectively, and accounts payable to these vendors for the six months ended December 31, 2012 and year ended June 30, 2012, respectively:

	December 31, 2012	June 30, 2012
Inventory Purchased
Inventek	$7,104	$1,119
Delta	1,927	4,956
TTI	885	973

	December 31, 2012	June 30, 2012
Accounts Payable
Inventek	$679	$572
Delta	866	1,593
TTI	1,243	670

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933,as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.)  Since our common stock is considered a "penny stock" we cannot rely on the safe harbor for forward-looking statements within Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the three months ended December 31, 2012 we received $6 million from Francesco Galesi (“Galesi”) for the purchase of well service products in anticipation of future sales by its E&B Green Solutions L.P. affiliate, both of whom are related companies.  Neither company is expected to be the ultimate consumer of the merchandise.  We did not recognize revenue during the three and six months ended December 31, 2012 because the transaction did not meet the revenue recognition criteria in accordance with generally accepted accounting principles.  Therefore at the balance sheet date a deferred cost and corresponding deferred revenue account totaling approximately $6,227 and $6,000, respectively was recorded.  When the related party purchaser ships the product to its anticipated third party all aspects of the contract will be recognized in the financial statements.

Results of Operations

Three Months Ended December 31, 2012 and 2011

Our activities for the three months December 31, 2012 and 2011 included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:

	Three Months Ended December 31,
	2012	2011
Net sales	$1,274	$1,579
Loss from operations	(2,271)	(2,232)
Change in revaluation of derivatives	(712)	(1,117)
Loss on issuance of convertible debt	(589)	(1,265)
Interest expense, net	(775)	(73)
Net loss	$(4,347)	$(4,687)

Net Sales

Net sales for the three months ended December 31, 2012 were $1,274, primarily attributed to sales of G-CLEAN® pressure washing products and G-OIL® outdoor power equipment 4-cycle engine oils.  Net sales for the three months ended December 31, 2011 were $1,579, primarily attributed to sales of G-CLEAN® oil well service products and G-OIL® outdoor power equipment 4-cycle engine oils.  The decrease in net sales from 2011 to 2012 is a result of lower sales of the G-CLEAN® oil well service products, partially offset by higher sales of the G-CLEAN® pressure washing products.

For the three months ended December 31, 2012, approximately 88% of our sales were attributable to three customers, Menards, Inc., Techtronics Industries North America Inc. (“TTI”) and Walmart.  For the three months ended December 31, 2011, approximately 95% of our sales were attributable to three customers, Galesi, TTI and Walmart.

Net sales are comprised as follows:

	Three Months Ended December 31,
	2012	2011
Performance products (oils)	$612	$595
Cleaning products	$662	$984
Total	$1,274	$1,579

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales primarily consists of the cost of obtaining bio-based raw materials, additives and packaging components for performance and cleaning products; and fees paid to our affiliates and manufacturers.  Cost of sales for the three months ended December 31, 2012 and 2011 were approximately $1,185, and $1,251, respectively.  The decrease in cost of sales from 2011 to 2012 is primarily due to the decrease in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended December 31,
	2012	2011
Salaries	$242	$155
Selling, marketing, public relations and related	948	904
Development, product release and testing	164	125
Management and operating fees	87	96
Storage fees	323	-
Legal and professional	139	107
Occupancy, communications and all other, net	157	143
Total selling, general and administrative expenses	$2,060	$1,530

The increase in salaries is due to an increase in headcount.  The increase in selling, marketing and public relations expenses reflects our decision to redirect dollars to support retailers who sell the “G” family of products. The storage fees are due to a significant charge for raw materials stored on behalf of our manufacturer.  We are requesting reimbursement of these storage fees from our manufacturer.

Stock-based compensation

Stock-based compensation expense for the three months ended December 31, 2012 and 2011 was approximately $248 and $978, respectively.  The decrease is due to April 2009 stock option grants becoming fully expensed in prior periods.

Depreciation and amortization

Depreciation and amortization expense totaled $52 for the three months ended December 31, 2012 and 2011, respectively.  Depreciation charges totaled $5 for the three months ended December 31, 2012 and 2011, respectively, and amortization expense for intangible assets totaled $47 for the three months ended December 31, 2012 and 2011, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in an unfavorable adjustment of $712 and $1,117 for the three months ended December 31, 2012 and 2011, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.

Loss on issuance of convertible debt

We recorded a charge of $589 and $1,265 for the three months ended December 31, 2012 and 2011, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the three months ended December 31, 2012 and 2011 was approximately $775 and $73, respectively.  Interest expense consists of $625 in connection with the amortization of the debt discount on our outstanding 6.0% secured convertible debentures due December 31, 2014 (the “Debentures”), $91 in connection with the accrued interest on the outstanding Debentures, $51 for accrued interest on notes payable to related parties and $8 in connection with the deferred financing costs relating to the outstanding Debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Six months ended December 31, 2012 and 2011

Our activities for the six months December 31, 2012 and 2011 included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:

	Six Months Ended December 31,
	2012	2011
Net sales	$3,355	$3,419
Loss from operations	$(4,116)	$(4,748)
Settlement income	-	254
Change in revaluation of derivatives	743	(1,117)
Loss on issuance of convertible debt	(589)	(1,265)
Interest expense, net	(1,012)	(76)
Net loss	$(4,974)	$(6,952)

Net Sales

Net sales for the six months ended December 31, 2012 were $3,355, primarily attributed to sales of G-CLEAN® oil well service products, G-CLEAN® pressure washing products, G-OIL® outdoor power equipment 4-cycle engine oils and G-OIL® 5W-30 motor oil.  Net sales for the six months ended December 31, 2011 were $3,419, primarily attributed to sales of G-CLEAN pressure washing equipment, G-CLEAN® oil well service cleaner, 4-cycle engine oil and G-OIL® 5W-30 motor oil.  The decrease in net sales from 2011 to 2012 is a result of lower sales of the G-CLEAN® pressure washing products, partially offset by higher sales of G-CLEAN® oil well service products.

For the six months ended December 31, 2012 and 2011, approximately 79% and 82%, respectively, of our sales were attributable to three customers, Galesi, TTI and Menards, Inc.

Net sales are comprised as follows:

	Six Months Ended December 31,
	2012	2011
Performance products (oils)	$1,429	$1,171
Cleaning products	$1,926	$2,248
Total	$3,355	$3,419

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales primarily consists of the cost of obtaining bio-based raw materials, additives and packaging components for performance and cleaning products; and fees paid to our affiliates and manufacturers.  Cost of sales for the six months ended December 31, 2012 and 2011 were approximately $2,948 and $2,877, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Six Months Ended December 31,
	2012	2011
Salaries	$488	$310
Selling, marketing, public relations and related	2,093	1,976
Development, product release and testing	270	206
Management and operating fees	155	211
Storage fee	323	-
Legal and professional	303	235
Occupancy, communications and all other, net	292	277
Total selling, general and administrative expenses	$3,924	$3,215

The increase in salaries is due to an increase in headcount.  The increase in selling, marketing and public relations expenses reflects our decision to redirect dollars to support retailers who sell the “G” family of products. The storage fees are due to a significant charge for raw materials stored on behalf of our manufacturer.  We are requesting reimbursement of these storage fees from our manufacturer.

Stock-based compensation

Stock-based compensation expense for the six months ended December 31, 2012 and 2011 was approximately $495 and $1,970, respectively.  The decrease is due to April 2009 stock option grants becoming fully expensed in prior periods.

Depreciation and amortization

Depreciation and amortization expense totaled $104 and $105 for the six months ended December 31, 2012 and 2011, respectively.  Depreciation charges totaled $11 and $12 for the six months ended December 31, 2012 and 2011, respectively, and amortization expense for intangible assets totaled $93 for the six months ended December 31, 2012 and 2011, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Settlement and legal charges

We recorded a gain on settlement of $254 for the six months ended 2011.  The gain on settlement in 2011 was due to a settlement agreement regarding the payment of legal fees related to litigation that was settled in March 2011.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $743 for the six months ended December 31, 2012 and an unfavorable adjustment of $1,117 for the six months ended December 31, 2011.  The value of the derivative liabilities was determined using the Black-Scholes method.

Loss on issuance of convertible debt

We recorded a charge of $589 and $1,265 for the six months ended December 31, 2012 and 2011, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the six months ended December 31, 2012 and 2011 was approximately $1,012 and $76, respectively.  Interest expense consists of $813 in connection with the amortization of the debt discount on our outstanding Debentures, $129 in connection with the accrued interest on the outstanding Debentures, $55 for accrued interest on notes payable to related parties and $15 in connection with the deferred financing costs relating to the outstanding Debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At December 31, 2012 and June 30, 2012, we had $502 and $346 in cash and an accumulated deficit of $73,683 and $68,709, respectively.  At December 31, 2012 and June 30, 2012, we had a working capital deficit of $12,879 and 9,576, respectively.

Net cash used in operating activities was $4,914 and $2,226 for the six months ended December 31, 2012 and 2011, respectively. The increase from 2011 to 2012 was primarily due to an increase in accounts payable, partially offset by payments made to vendors in the six months ended December 31, 2012.

Net cash provided by financing activities was $5,070 and $2,210 for the six months ended December 31, 2012 and 2011, respectively.  The increase in financing activities is primarily due to proceeds from the sale of the Debentures of $4,000 and the issuance of a note payable in the amount of $1,900, partially offset by a repayment of the note payable of $1,020.  The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

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

Losses from operations are continuing subsequent to December 31, 2012 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

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

During the six months ending December 31, 2012, we sold 965,000 shares of our common stock to LPC.  Total aggregate gross proceeds from these sales were $200, offset by placement fees of $10.  In addition, we issued an additional 12,000 shares of our common stock to LPC in connection with these sales as commitment fees.  Total shares remaining to be purchased under the agreement are 16,160,000 shares.

During the six months ending December 31, 2012, we issued 406,000 shares of our restricted common stock to pay the accrued interest on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $69.

Debentures and Warrants

We realized gross proceeds of $6,250 ($2,250 and $4,000 in December 2011 and October 2012, respectively) from the sale of the Debentures and warrants to purchase up to 18,382,000 shares of our common stock (the “Warrants”) to eight accredited investors (the “Investors”) in private placement transactions.  Interest on the Debentures is payable quarterly in arrears cash or equity at our discretion. The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted, in whole or in part, at any time at the option of each Investor into shares of our common stock, based on an initial conversion price of $0.17 per share. The Debentures are due and payable on December 31, 2014.  We may prepay the Debentures at any time without penalty or premium upon ten business day’s prior written notice to the Investors, provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures.  The Warrants are exercisable at any time on or before December 31, 2016.  The exercise price is $0.21.  The number of shares issuable upon exercise of the Warrants equals 50% of the number of shares upon conversion of the $6,250 outstanding principal balance of the Debentures.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of December 31, 2012, we had an accumulated deficit of $73,683, with total stockholders’ deficit of $12,726.  We had a working capital deficit of $12,879 at December 31, 2012.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2012 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$107	$74

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Critical Accounting Policies and estimates and new Accounting Pronouncements

For the six months ended December 31, 2012, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.   CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

In October 2012, we issued 205,000 shares of our common stock to pay the accrued interest on the outstanding Debentures with an aggregate fair market value of $35.  The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

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
_______________
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

GREEN EARTH TECHNOLOGIES, INC.

Date: February 14, 2013	By:	/s/ Jeffrey Loch
	Name:	Jeffrey Loch
	Title:	President and Chief Marketing Officer
(Principal Executive Officer)

	By:	/s/ Greg D. Adams
	Name:	Greg D. Adams
	Title:	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)