Form 10-Q
period 2013-03-31
GREEN EARTH TECHNOLOGIES, INC
filed 2013-05-15
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-53797

GREEN EARTH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0755102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 15, 2013, the issuer had a total of 157,707,071 shares of common stock, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$627	$346
Trade receivables, less allowance of $18 and $10	599	640
Inventories, net	1,062	693
Deferred cost, related party	6,227	-
Prepaid expenses and other current assets	333	411
Total current assets	8,848	2,090
Property and equipment, net	35	51
Intangibles, net	979	1,119
Prepaid advertising	296	337
Total assets	$10,158	$3,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	1,559	2,179
Accounts payable, related parties	1,696	1,338
Accrued expenses	1,019	1,024
Accrued expenses, related parties	448	460
Deferred revenue, related parties	6,310	1,558
Notes payable, related party	3,460	1,600
Derivative liabilities	8,125	3,507
Total current liabilities	22,617	11,666
Secured convertible debentures, net of debt discount	1,875	438
Total liabilities	24,492	12,104

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 157,140,355 and 154,138,423 shares issued and outstanding, as of March 31, 2013 and June 30, 2012	157	154
Additional paid-in capital	61,369	60,048
Accumulated deficit	(75,860)	(68,709)
Total stockholders' deficit	(14,334)	(8,507)
Total liabilities and stockholders' deficit	$10,158	$3,597

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net sales	$2,035	$1,520	$5,390	$4,940

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	1,927	1,380	4,875	4,258
Selling, general and administrative expenses	1,683	1,540	5,607	4,755
Stock-based compensation	235	976	730	2,945
Depreciation and amortization	52	52	156	157
	3,897	3,948	11,368	12,115

Loss from operations	(1,862)	(2,428)	(5,978)	(7,175)

Other income (expense):
Legal and settlement income	-	-	-	254
Change in revaluation of derivatives	735	2,051	1,478	934
Loss on issuance of convertible debt	(257)	-	(846)	(1,265)
Interest expense, net	(793)	(234)	(1,805)	(311)

Loss from operations before income taxes	(2,177)	(611)	(7,151)	(7,563)

Income tax	-	-	-	-

Net loss	$(2,177)	$(611)	$(7,151)	$(7,563)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.05)	$(0.05)

Basic and diluted weighted average common shares outstanding	156,483,000	152,001,000	155,307,000	151,649,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands, except share data)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2012	154,138,423	$154	$60,048	$(68,709)	$(8,507)
Private placement of common stock	2,079,245	2	426		428
Shares issued for interest	907,687	1	165	-	166
Stock-based compensation	15,000	-	730	-	730
Net loss	-	-	-	(7,151)	(7,151)
Balance at March 31, 2013	157,140,355	$157	$61,369	$(75,860)	$(14,334)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(7,151)	$(7,563)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	156	157
Amortization of debt discount	1,437	250
Loss on issuance of convertible debt	846	1,265
Increase in allowance for inventory	199	-
Change in fair value of derivative liability	(1,478)	(934)
Bad debt expense	8	(21)
Stock-based compensation expense	730	2,945
Changes in assets and liabilities:
Accounts receivable	33	1,825
Inventories	(568)	(239)
Deferred cost, related party	(6,227)	-
Prepaid expenses and other current assets	78	46
Prepaid Advertising	41	-
Accounts payable	(620)	(886)
Accounts payable, related parties	358	(1,276)
Accrued expenses	161	(200)
Accrued expenses, related parties	(12)	738
Deferred revenue	4,752	426
Net cash used in operating activities	(7,257)	(3,467)

Cash flows from investing activities
Acquisition of equipment	-	(16)

Net cash used in investing activities	-	(16)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	428	715
Proceeds from issuance of secured convertible debentures	5,250	2,250
Proceeds from notes payable, related party	2,900	1,500
Repayment of notes payable, related party	(1,040)	(1,040)

Net cash provided by financing activities	7,538	3,425

Net Increase (decrease) in cash	281	(58)
Cash and cash equivalent
Beginning of period	346	772
End of period	$627	$714

Supplemental information
Interest payments	$-	$-
Income taxes paid	$6	$9

Non-cash investing and financing activities
Interest paid in common stock	$166	$-

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc. (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware. The Company markets, sells and distributes environmentally safe lubricants, cleaning products and oil well service products. The Company’s product line crosses multiple channels including the automotive aftermarket, oil well services, marine and outdoor power small engine and cleaning markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

The Company plans to increase revenues in order to reduce, or eliminate, its operating losses. Additionally, the Company will attempt to raise capital from external sources or by selling shares of its common stock, par value $0.001 per share (the “Common Stock”), under its agreement with Lincoln Park Capital Fund, LLC (“LPC”) in order to enable it to continue to meet its financial obligations until it achieves profitability or generates positive cash flow.

There can be no assurance that the Company will be able to achieve profitability or generate positive cash flow or raise additional capital, whether from the sale of equity, debt or convertible securities or otherwise, on favorable terms, or at all. Failure to obtain sufficient financing would have a substantial adverse effect on the Company’s business, operations and financial condition.

2.	INVENTORIES, NET

Inventories consist of the following:

	March 31, 2013	June 30, 2012
Raw materials	$209	$446
Finished goods	853	247
	$1,062	$693

Inventories are presented net of an obsolescence reserve of $1,096 and $925 at March 31, 2013 and June 30, 2012, respectively. During the nine month period ended March 31, 2013 the Company recorded a direct write-off of $28 against the obsolescence reserve for reserved inventory disposed of and increased the obsolescence reserve by $199.

3.	DEFERRED COST, RELATED PARTY

In December 2012, the Company received $6,000 for the purchase of well service products in anticipation of future sales by its E&B Green Solutions L.P., a company controlled by Francesco Galesi (“Galesi”) who is deemed a related party with respect to the Company. The Company did not report the receipt of these funds as revenue during the three and nine months ended March 31, 2013 because the transaction did not meet the revenue recognition criteria in accordance with generally accepted accounting principles. Therefore, at the balance sheet date a deferred cost and corresponding deferred revenue account totaling approximately $6,227 and $6,000, respectively was recorded.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2013	June 30, 2012	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,571	1,431
	$979	$1,119

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Expected amortization of intangible assets is as follows:

2013	$47
2014	186
2015	186
2016	186
2017	186
Thereafter	188
$979

Amortization expense included in depreciation and amortization totaled $47 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense totaled $140 for the nine months ended March 31, 2013 and 2012, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2013	June 30, 2012
Accrued payroll and taxes	$394	$537
Accrued interest	272	245
Accrued board of director fees	178	150
Accrued sponsorship fees	112	-
Other	63	92
	$1,019	$1,024

Accrued expenses, related parties consist of the following:

	March 31, 2013	June 30, 2012
Accrued interest	$305	$151
Accrued other	143	309
	$448	$460

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

6.	NOTES PAYABLE, RELATED PARTY

Notes payable, related party consists of the following:

	March 31, 2013	June 30, 2012
3.25 % Secured note – due June 30, 2013	$60	$100
6% Secured note, related party – due June 30, 2013	3,400	1,500
	$3,460	$1,600

3.25% Secured note
As of March 31, 2013 and June 30, 2012, accrued interest was $233 and $232, respectively.

6.0% Secured note, related party
The note is held by a related party and is secured by eligible accounts receivable and purchase orders. In September 2012, the interest rate was changed to 6% from 12% retro-active to January 1, 2012. As a result the Company recorded an adjustment of $75 to interest expense. As of March 31, 2013 and June 30, 2012 accrued interest of $232 and $128, respectively, was due on the note.

7.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option
The Debentures (as defined in note 8) are convertible into shares of Common Stock at a conversion price of $0.17 per share (the “Conversion Price”). The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price. The conversion feature was bifurcated from the Debenture and accounted for as a derivative liability in the accompanying condensed consolidated balance sheet.

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss. The Company records the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Debentures	$5,000	$-	$-	$5,000
	$5,000	$-	$-	$5,000

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Balance at beginning of period	$2,118	$-
Additions to derivative instruments	3,780	2,207
Change in fair market value of the derivative liability	(898)	(89)
Balance at end of period	$5,000	$2,118

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2013	June 30, 2012
Number of shares	44,118,000	13,235,000
Conversion Price	$0.17	$0.17
Volatility	124% -125%	119%
Risk-free interest rate	0.24%-0.36%	0.30%
Expected dividend yield	0%	0%
Life of Debentures (years)	1.7-3.0	2.4

Warrant Liability
In connection with the issuance of Debentures, the Company issued warrants to purchase up to 22,059,000 shares of Common Stock (the “Warrants”). The Warrants have an exercise price of $0.21 per share (the “Exercise Price”). Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 3,677,000 shares of Common Stock are exercisable at any time on or before March 31, 2018. The Warrants provide for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

The Company accounts for the Warrants as derivative liabilities in the accompanying condensed consolidated balance sheet.

The Company recognizes its derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Warrants	$3,125	$-	$-	$3,125
	$3,125	$-	$-	$3,125

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Balance at beginning of period	$1,389	$-
Additions to derivative instruments	2,316	1,308
Change in fair market value	(580)	81
Balance at end of period	$3,125	$1,389

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2013	June 30, 2012
Number of shares underlying the Warrants	22,059,000	6,617,000
Exercise Price	$0.21	$0.21
Volatility	132%-134%	151%
Risk-free interest rate	0.36%-.76%	0.67%
Expected dividend yield	0%	0%
Warrant life (years)	3.7-5.0	4.5

8.	SECURED CONVERTIBLE DEBENTURE, NET OF DEBT DISCOUNT

The Company realized gross proceeds of $6,250 ($2,250 in December 2011 and $4,000 in October 2012 ) from the sale of its 6.0% Secured Convertible Debentures due December 31, 2014 in the aggregate original principal amount of $6,250 and Warrants to purchase 18,382,000 shares of Common Stock to eight accredited investors. In March 2013 the Company realized $1,250 of gross proceeds from the sale of its 6.0% Secured Convertible Debentures, due March 31, 2016 in the aggregate original principal amount of $1,250 and Warrants to purchase 3,677,000 shares of Common Stock to two accredited investors. (The $7,500 aggregate principal amount of 6.0% Secured Convertible Debentures due December 31, 2014 and March 31, 2016 are herein referred to collectively as the “Debentures”; the Warrants issued together with the Debentures to purchase an aggregate of 22,059,000 shares of Common Stock are referred to herein as the “Warrants”; and the eight accredited investors who purchased the Debentures and the Warrants are herein referred to as the “Investors”). Interest on the outstanding principal balance of the Debentures is payable quarterly in arrears in cash or shares of Common Stock at the discretion of the Company. The Debentures and the accrued but unpaid interest thereon are due upon the earlier of (i) the occurrence of an “event of default” (as defined in the Debentures) and (ii) their respective maturity dates. The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at the Conversion Price. The Company may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

The conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Conversion Price.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Secured convertible debentures, net of debt discount, consist of the following:

	March 31, 2013	June 30, 2012
Debentures	$7,500	$2,250
Debt discount ($7,500)	(5,625)	(1,812)
	$1,875	$438

The Company recorded an immediate loss on the issuance of the Debentures for the fair value of the conversion option and warrants exceeding the carrying value of the Debentures of approximately $257 for the three months ended March 31, 2013 and $846 and $1,265 for the nine months ended March 31, 2013 and 2012, respectively, in the accompanying condensed consolidated statement of operations. Total debt discount of $7,500 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

In connection with the issuance of the Debentures and the Warrants, the Company recognized deferred financing costs of $92. These costs are being amortized over the life of the Debentures. These costs are recognized under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The March 2013 Debentures are subject to a registration rights agreement and the Company has until March 31, 2014 to file. If the Company does not file by this date, it will be subject to penalties.

9.	STOCKHOLDERS DEFICIT

Private Placements
During the nine month period ended March 31, 2013, the Company sold 2,053,000 shares of Common Stock to LPC under the Purchase Agreement for aggregate gross proceeds of $450, offset by placement fees of $22. In connection with these purchases, the Company issued an additional 26,000 shares of Common Stock as commitment fees to LPC.

Other uses
For the nine months ended March 31, 2013, the Company issued 908,000 shares of Common Stock to pay accrued interest from April 1, 2012 to December 31, 2012 on the outstanding Debentures. The fair value of the shares in connection with this transaction totaled $166.

10.	RELATED PARTY TRANSACTIONS

Inventek Colloidal Cleaners, LLC (“Inventek”)
The Company purchased inventory from Inventek totaling $148 and $103 for the three months ended March 31, 2013 and 2012, respectively, and $7,252 and $552 for the nine months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and June 30, 2012, amounts due to Inventek were $756 and $572, respectively. As of March 31, 2013, Inventek beneficially owned approximately 7.1% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Marketiquette, Inc (“Marketiquette”)
The Company paid Marketiquette for marketing services a total of $146 and $111 for the three months ended March 31, 2013 and 2012, respectively, and $444 and $520 for the nine months ended March 31, 2013 and 2012, respectively, which are included in selling, general and administrative expenses. As of March 31, 2013 and June 30, 2012, amounts due to Marketiquette were $71 and $284, respectively. The wife of the Company’s President is the president and a director of Marketiquette. As of March 31, 2013, Marketiquette beneficially owned approximately 5.1% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)
For the three months ended March 31, 2013 and 2012, approximately 52% and 46% of the Company’s revenues, respectively, were earned from TTI and for the nine months ending March 31, 2013 and 2012, approximately 34% and 33% of the Company’s revenues, respectively, from TTI. As of March 31, 2013 and June 30, 2012, amounts due to TTI, included in accounts payable and accrued expenses, were $1,013 and $670, respectively. As of March 31, 2013 and June 30, 2012 advances received from TTI for future sales of cleaning and performance products was $310 and $1,558, respectively. In addition, as of March 31, 2013 and June 30, 2012, the Company was indebted to TTI in the amount of $3,400 and $1,500, exclusive of accrued interest. These amounts are evidenced by a 6.0% secured note. (See note 6.) As of March 31, 2013, TTI beneficially owned approximately 19.5% of the Company’s issued and outstanding shares of Common Stock.

Galesi
For the three months ended March 31, 2013 and 2012, there were no sales to companies owned or controlled by Galesi. For the nine months ended March 31, 2013 and 2012, approximately 19% and 17% of the Company’s revenues, respectively, were earned from companies owned and/or controlled by Galesi. As of March 31, 2013 and June 30, 2012, amounts due from these entities totaled $0 and $345, respectively. As of March 31, 2013 and June 30, 2012, the amounts due to these entities included $3,618 and $2,338 of derivative liability, respectively, and $1,036 and $314 for the Debentures, net of debt discount plus accrued interest, respectively. As of March 31, 2013, Galesi beneficially owned approximately 22.4% of the Company’s issued and outstanding shares of Common Stock. In December, 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations. (See Note 3.)

WRG1, LLC (“Raquet”)
Walter Raquet is a Director and a member of the audit committee. As of March 31, 2013 and June 30, 2012, the amounts due to Raquet included $2,168 and $0 of derivative liability, respectively, and $305 and $3 for the Debentures, net of debt discount plus accrued interest, respectively. As of March 31, 2013, Raquet beneficially owned approximately 8.6% of the Company’s issued and outstanding shares of Common Stock.

11.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Accounts Receivable
The following customers represent the majority of the Company’s sales for the nine months ended March 31, 2013 and 2012, respectively, and accounts receivable for the nine months ended March 31, 2013 and year ended June 30, 2012, respectively:

	March 31, 2013	March 31, 2012
Sales
TTI	34%	33%
Menards	22%	23%
Galesi entities	18%	17%
Walmart	11%	19%

	March 31, 2013	June 30, 2012
Accounts Receivable
Galesi entities	-	54%
Walmart	36%	33%
Menards	25%	-
Sustainable Earth Products	14%	-
LBTC Holdings, LLC	12%	9%

Inventory and Accounts Payable
The Company purchases its performance products from Delta Petroleum Company, its cleaning products from Inventek and its power washer equipment products from TTI.  The following is the Company’s inventory purchased from these vendors for the nine months ended March 31, 2013 and March 31, 2012, respectively, and accounts payable to these vendors for the nine months ended March 31, 2013 and year ended June 30, 2012, respectively:

	March 31, 2013	March 31, 2012
Inventory Purchased
Inventek	$7,252	$552
Delta	3,400	3,265
TTI	1,305	973

	March 31, 2013	June 30, 2012
Accounts Payable
Inventek	$756	$572
Delta	1,216	1,593
TTI	869	670

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933,as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.) Since our common stock is considered a “penny stock” we cannot rely on the safe harbor for forward-looking statements within Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During December 2012, we received $6,000 for the purchase of well service products in anticipation of future sales by E&B Green Solutions L.P., a company owned and/or controlled by Francesco Galesi (“Galesi”), who beneficially owns 22.4% of the outstanding shares of our common stock. We did not record this amount as revenue during the three and nine months ended March 31, 2013 because the transaction did not meet the revenue recognition criteria in accordance with generally accepted accounting principles. Therefore, at the balance sheet date a deferred cost and corresponding deferred revenue account totaling approximately $6,227 and $6,000, respectively was recorded.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Our activities for the three months March 31, 2013 and 2012 included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:

	Three Months Ended March 31,
	2013	2012
Net sales	$2,035	$1,520
Loss from operations	(1,862)	(2,428)
Change in revaluation of derivatives	735	2,051
Loss on issuance of convertible debt	(257)	-
Interest expense, net	(793)	(234)
Net loss	$(2,177)	$(611)

Net Sales

Net sales for the three months ended March 31, 2013 were $2,035, primarily attributed to sales of G-OIL®, outdoor power equipment 4-cycle engine oils and G-CLEAN® pressure washing products. Net sales for the three months ended March 31, 2012 were $1,520, primarily attributed to sales of 4-cycle engine oils, 5W-30 motor oil and 2-cycle oil. The increase in net sales from 2012 to 2013 is a result of higher sales of the G-CLEAN® pressure washing products, and 4-cycle engine oils.

For the three months ended March 31, 2013, approximately 85% of our sales were attributable to three customers, Techtronics Industries North America Inc. (“TTI”), Menards, Inc., and Walmart. For the three months ended March 31, 2012, approximately 86% of our sales were attributable to TTI and Walmart. TTI is a related party.

Net sales are comprised as follows:

	Three Months Ended March 31,
	2013	2012
Performance products (oils)	$1,510	$1,379
Cleaning products	$525	$141
Total	$2,035	$1,520

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales primarily consists of the cost of bio-based raw materials, additives and packaging components for performance and cleaning products; and fees paid to our affiliates and manufacturers. Cost of sales for the three months ended March 31, 2013 and 2012 were approximately $1,927, and $1,380, respectively. The increase in cost of sales from 2012 to 2013 is primarily due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services. Selling, general and administrative expenses include the following:

	Three Months Ended March 31,
	2013	2012
Salaries	$237	$272
Selling, marketing, public relations and related	879	821
Development, product release and testing	87	163
Management and operating fees	61	71
Legal and professional	104	97
Occupancy, communications and all other, net	315	116
Total selling, general and administrative expenses	$1,683	$1,540

The increase in selling, marketing and public relations expenses reflects our decision to redirect dollars to support retailers who sell the “G” family of products. The decrease in development, product release and testing is due to a reduction of third party testing. Increase in occupancy, communications and all other is due to reserves primarily against aged raw materials.

Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was approximately $235 and $976, respectively. The decrease is due to April 2009 stock option grants becoming fully expensed in prior periods.

Depreciation and amortization

Depreciation and amortization expense totaled $52 for the three months ended March 31, 2013 and 2012, respectively. Depreciation charges totaled $5 for the three months ended March 31, 2013 and 2012, respectively, and amortization expense for intangible assets totaled $47 for the three months ended March 31, 2013 and 2012, respectively. Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $735 and $2,051 for the three months ended March 31, 2013 and 2012, respectively. The value of the derivative liabilities was determined using the Black-Scholes method. See note 7 to the condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $257 and $0 for the three months ended March 31, 2013 and 2012, respectively. The charge was in connection with the issuance of our 6.0% Secured Convertible Debentures due March 31, 2016, in the aggregate principal amount of and associated warrants.

Interest expense, net

Net interest expense for the three months ended March 31, 2013 and 2012 was approximately $793 and $234, respectively. Interest expense consists of $625 in connection with the amortization of the debt discount on our outstanding 6.0% Secured Convertible Debentures, $110 in connection with the accrued interest on those Debentures, $50 for accrued interest on notes payable to related parties and $8 in connection with the deferred financing costs relating to the outstanding Debentures. Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Nine months ended March 31, 2013 and 2012

Our activities for the nine months March 31, 2013 and 2012 included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:

	Nine Months Ended March 31,
	2013	2012
Net sales	$5,390	$4,940
Loss from operations	(5,978)	(7,175)
Settlement income	-	254
Change in revaluation of derivatives	1,478	934
Loss on issuance of convertible debt	(846)	(1,265)
Interest expense, net	(1,805)	(311)
Net loss	$(7,151)	$(7,563)

Net Sales

Net sales for the nine months ended March 31, 2013 were $5,390, primarily attributed to sales of G-OIL®, outdoor power equipment 4-cycle engine oils and G-OIL® 5W-30 motor oil, G-CLEAN® pressure washing products, and G-CLEAN® oil well service products. Net sales for the nine months ended March 31, 2012 were $4,940, primarily attributed to sales of 4-cycle engine oils, 5W-30 motor oil, G-CLEAN oil and gas well service cleaners, and G-CLEAN® pressure washing equipment. The increase in net sales from 2012 to 2013 is a result of higher sales of the G-CLEAN® oil well service products, and G-OIL® outdoor power equipment 4-cycle engine oils.

For the nine months ended March 31, 2013 and 2012, approximately 84% and 90%, respectively, of our sales were attributable to companies owned and/or controlled by Galesi, TTI, Menards, Inc. and Walmart.

Net sales are comprised as follows:

	Nine Months Ended March 31,
	2013	2012
Performance products (oils)	$2,942	$2,566
Cleaning products	$2,448	$2,374
Total	$5,390	$4,940

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales primarily consists of the cost of obtaining bio-based raw materials, additives and packaging components for performance and cleaning products; and fees paid to our affiliates and manufacturers. Cost of sales for the nine months ended March 31, 2013 and 2012 were approximately $4,875 and $4,258, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services. Selling, general and administrative expenses include the following:

	Nine Months Ended March 31,
	2013	2012
Salaries	$725	$582
Selling, marketing, public relations and related	2,973	2,797
Development, product release and testing	356	369
Management and operating fees	216	282
Storage fee	323	-
Legal and professional	407	332
Occupancy, communications and all other, net	607	393
Total selling, general and administrative expenses	$5,607	$4,755

The increase in salaries is due to an increase in headcount due to hiring former consultants which was previously recorded in management and operating fees. The increase in selling, marketing and public relations expenses reflects our decision to redirect dollars to support retailers who sell the “G” family of products. The storage fees are due to a significant charge for raw materials stored on behalf of our manufacturer. The increase in legal and professional fees is primarily due to higher legal patent costs. We are requesting reimbursement of these storage fees from our manufacturer. Increase in occupancy, communications and all other is due to reserves primarily against aged raw materials.

Stock-based compensation

Stock-based compensation expense for the nine months ended March 31, 2013 and 2012 was approximately $730 and $2,945, respectively. The decrease is due to April 2009 stock option grants becoming fully expensed in prior periods.

Depreciation and amortization

Depreciation and amortization expense totaled $156 and $157 for the nine months ended March 31, 2013 and 2012, respectively. Depreciation charges totaled $16 and $17 for the nine months ended March 31, 2013 and 2012, respectively, and amortization expense for intangible assets totaled $140 for the nine months ended March 31, 2013 and 2012, respectively. Depreciation and amortization expense is excluded from cost of sales.

Settlement and legal charges

We recorded a gain on settlement of $254 for the nine months ended March 31, 2012. The gain on settlement was due to a settlement agreement regarding a payment reduction of legal fees previously accrued related to litigation that was settled in the nine months ended March 31, 2012.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $1,478 and $934 for the nine months ended March 31, 2013, and 2012, respectively. The value of the derivative liabilities was determined using the Black-Scholes method. See note 7 to the condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $846 and $1,265 for the nine months ended March 31, 2013 and 2012, respectively. The charge was in connection with the issuance of our 6.0% secured convertible debentures and associated warrants.

Interest expense, net

Net interest expense for the nine months ended March 31, 2013 and 2012 was approximately $1,805 and $311, respectively. Interest expense consists of $1,437 in connection with the amortization of the debt discount on our outstanding Debentures, $240 in connection with the accrued interest on the outstanding Debentures, $106 for accrued interest on notes payable to related parties and $23 in connection with the deferred financing costs relating to the outstanding Debentures. Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At March 31, 2013 and June 30, 2012, we had $627 and $346 in cash and an accumulated deficit of $75,860 and $68,709, respectively. At March 31, 2013 and June 30, 2012, we had a working capital deficit of $13,769 and 9,576, respectively.

Net cash used in operating activities was $7,257 and $3,467 for the nine months ended March 31, 2013 and 2012, respectively. The increase from 2013 to 2012 was primarily due to an increase in accounts payable, partially offset by payments made to vendors in the nine months ended March 31, 2013.

Net cash provided by financing activities was $7,538 and $3,425 for the nine months ended March 31, 2013 and 2012, respectively. The increase in financing activities is primarily due to proceeds from the sale of the Debentures of $5,250 and the issuance of a note payable in the amount of $2,900, partially offset by a repayment of the note payable of $1,040. The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

We currently have no material commitments for capital expenditures. Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers. In the foreseeable future, we will require capital for the growth of our business, including increases in personnel, sales and marketing, and purchasing finished goods to fulfill orders.

Losses from operations are continuing subsequent to March 31, 2013 and we anticipate that we will continue to generate losses from operations in the near future. Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

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

During the nine months ending March 31, 2013, we sold 2,053,000 shares of our common stock to LPC. Total aggregate gross proceeds from these sales were $450, offset by placement fees of $22. In addition, we issued an additional 26,000 shares of our common stock to LPC in connection with these sales as commitment fees. Total shares remaining to be purchased under the agreement are 15,072,000 shares.

During the nine months ending March 31, 2013, we issued 908,000 shares of our restricted common stock to pay the accrued interest on the outstanding Debentures. The fair value of the shares in connection with this transaction totaled $166.

Debentures and Warrants

We realized gross proceeds of $6,250 ($2,250 in December 2011 and $4,000 in October 2012 ) from the sale of our 6.0% Secured Convertible Debentures due December 31, 2014 in the aggregate original principal amount of $6,250 and warrants to purchase 18,382,000 shares of common stock at any time on or before December 31, 2016 to eight accredited investors. In addition, in March 2013 we realized an additional $1,250 of gross proceeds from the sale of our 6.0% Secured Convertible Debentures, due March 31, 2016 in the aggregate original principal amount of $1,250 and warrants to purchase 3,677,000 shares of common stock on or before March 31, 2018 to two accredited investors. (The $7,500 aggregate principal amount of 6.0% Secured Convertible Debentures due December 31, 2014 and March 31, 2016 are herein referred to collectively as the “Debentures”; and the warrants issued together with the Debentures to purchase an aggregate of 22,059,000 shares of common stock are referred to herein as the “Warrants” and the eight accredited investors who purchased the Debentures and the Warrants are herein referred to as the “Investors”). Interest on the outstanding principal balance of the Debentures is payable quarterly in arrears in cash or shares of our common stock at our discretion. The Debentures and the accrued but unpaid interest thereon are due upon the earlier of (i) the occurrence of an “event of default” (as defined in the Debentures) and (ii) their respective maturity dates. The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of Common Stock at a price of $0.17 per share (the “Conversion Price”). We may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

The Warrants have an exercise price is $0.21. The number of shares issuable upon exercise of the Warrants equals 50% of the number of shares issuable upon conversion of the $Debentures.

The Debentures and Warrants also provide for weighted average anti-dilution protection in the event that any shares of our common stock, or securities convertible into shares of our common stock, are issued at less than the conversion or exercise price of the Debentures and Warrants, respectively, except in connection with the following issuances of our common stock, or securities convertible into shares of our common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) securities issuable upon the exchange or exercise of the Debenture or Warrants, or (iii) securities issued pursuant to acquisitions or strategic transactions.

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

Since inception, we have incurred operating losses and negative cash flows from operations. As of March 31, 2013, we had an accumulated deficit of $75,860, with total stockholders’ deficit of $14,334. We had a working capital deficit of $13,769 at March 31, 2013.

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

Contractual Arrangements

Significant contractual obligations as of March 31, 2013 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$86	$64

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Critical Accounting Policies and estimates and new Accounting Pronouncements

For the nine months ended March 31, 2013, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

In January 2013, we issued 502,000 shares of our common stock to pay the accrued interest on the outstanding Debentures with an aggregate fair market value of $97. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof. An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

In March 2013, we realized gross proceeds of $1,250 from the sale of the Debentures in the aggregate original principal amount of $1,250,000 and Warrants to purchase up to 3,677,000 shares of our common stock to two accredited investors in a private placement transaction. Interest on the Debentures is payable quarterly in arrears, either in cash or shares of common stock at our discretion. The outstanding principal balance of these Debentures, and all accrued but unpaid interest thereon, may be converted, in whole or in part, at any time at the option of each Investor into shares of our common stock, based on an initial conversion price of $0.17 per share. For a more complete description of the private placement transaction, please refer to “Liquidity and Capital Resources -Secured Convertible Debentures and Warrants” above and Notes 7 and 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: May 15, 2013	By:	/s/ Jeffrey Loch
	Name:	Jeffrey Loch
	Title:	President and Chief Marketing Officer
(Principal Executive Officer)

	By:	/s/ Greg D. Adams
	Name:	Greg D. Adams
	Title:	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)