Form 10-K
GREEN EARTH TECHNOLOGIES, INC
filed 2013-09-26
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2012, was approximately $16,945,000.

As of September 18, 2013, there were 167,627,002 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2013 annual meeting of stockholders, to be filed no later than 120 days after the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GREEN EARTH TECHNOLOGIES, INC.

Form 10-K Annual Report

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report for the year ended June 30, 2013 on Form 10-K (this “Annual Report”) contain statements concerning potential future events. These forward-looking statements are based upon assumptions by management as of the date of this Annual Report, including assumptions about the risks and uncertainties we face. In addition, we may make forward-looking statements orally or in writing, including, but not limited to, in press releases, in our annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such words as “may,” “will,” “could,” “would,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or similar words or conjugations of such words. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those contemplated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risk factors identified and described in Part I, Item 1A, of this Annual Report, as well as our other periodic reports on Forms 10-Q and 8-K that we file with the SEC from time to time. Investors are strongly encouraged to consider those factors when evaluating any forward-looking statements about our business operation or financial condition. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any analyst report.

Forward-looking statements in this Annual Report include statements relating to our operating results, the development of new products, the timing of the launch of new products and the timing of any revenue to be generated from any of our products as well as statements regarding our plans for acquisitions. Whether or not our expectations regarding forward-looking statements are ultimately realized depends on numerous factors, including our ability to increase revenues, control costs, complete the development of new products in a timely manner and on budget, our ability to successfully market our products, general economic conditions and our ability to successfully identify acquisition candidates and our ability to successfully complete those acquisitions and integrate the newly acquired business into our existing operating and business platform

Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “Green Earth” include reference to our subsidiary, Get Well! Inc.

PART I

ITEM 1.  BUSINESS.

OVERVIEW

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based performance and cleaning products.  Our products, including our G-OIL® and G-CLEAN® brands, are used primarily in the automotive aftermarket, and the outdoor power equipment, well service and marine markets.  Our technology platform for manufacturing proprietary and innovative high performing “green” products is the end result of company created or sourced intellectual property. Our ultimate biodegradable “green-base” replaces traditional petroleum and chemical derived bases typically associated with motor oils and other lubricants as well as cleaning solutions without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment without paying more.

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

We believe there are very few “green” lubricant products available at retailers for consumers who are willing to “do their part” and those products that purport to be “green” are not “green”, too expensive or are not effective.  Our goal since 2007 has been to provide a superior “green” product at prices comparable to traditional products within the same category designation and to validate the proposition that by eliminating price and performance discrepancies, consumers will usually go “green”.  We trademarked the phrase “SAVE THE EARTH – SACRIFICE NOTHING®”, meaning that consumers and customers alike should not have to give up value or performance when choosing to go “green”.  We believe we succeeded in validating this proposition as we have gained and maintained distribution at some of the United States largest retailers.

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive. Our products are part of the automotive aftermarket, outdoor power equipment market, well service market and the marine market, which includes automobiles, lawn mowers, power washers, chain saws, leaf blowers, hedge trimmers, boats, oil and gas rigs and storage tanks.

Automotive Aftermarket

The automotive aftermarket refers to the maintenance, repair, parts, accessories, chemicals and fluids for vehicles after their original sale.  According to the Automotive Aftermarket Industry Association Digital Fact Book the size of the U.S. automotive aftermarket products market was roughly $308 billion in 2012. Retail sales of motor oil are primarily made through do-it-yourself (“DIY”) and do-it-for-me (“DIFM”) outlets. DIY refers to when consumers perform the maintenance and repair work needed on their vehicles.  DIFM refers to when consumers use professionals to perform the maintenance and repair work needed on their vehicles. According to Hoovers, the United States automotive oil change and lubrication industry includes about 5,000 companies with combined annual revenue of about $5 billion. Large chain DIFM stores include Jiffy Lube, Pennzoil 10-Minute Oil Change, Valvoline Instant Oil Change and Kwik Kar.

Motor Oil

According to Lubes ’n’ Greases 2013 Lubricants Industry Fact Book, the top motor oil grades and average drain intervals within the U.S. aftermarket channels for 2012 are as follows:

Motor Oil Viscosity Demand for All US Cars and Light Trucks

●	5W-30: 56% share
●	5W-20: 23% share
●	10W-30: 9% share
●	0W-20: 4% share
●	10W-40: 2% share
●	Other: 6% share

Motor Oil Demand by “type”

●	Conventional Motor Oil: 85% share
●	Synthetic Motor Oil: 8% share
●	High Mileage Motor Oil: 7% share

API Engine Oil Guide

The American Petroleum Institute (“API”) service symbol, also known as the “DONUT”, is for gasoline engine oil categories (for cars, vans and light trucks with gasoline engines).  It helps consumers identify the quality of engine oils for their gasoline and diesel-powered vehicles. For instance, if an automotive owner’s manual calls for API “SJ”, “SL” or “SM” oil, then API “SN” oil will provide full protection. Effective October 2010, API has adopted two new engine oil performance standards for vehicles with gasoline engines: ILSAC GF-5 and API SN. ILSAC GF-5 represents the latest performance standard set by the International Lubricant Standardization and Approval Committee (ILSAC), a joint effort of U.S. and Japanese automobile manufacturers. Most automobile manufacturers recommend oils that meet ILSAC GF-5. API SN is the most recent service category issued by API’s Lubricants Group. Oils meeting API SN and the new “Resource Conserving” designation must meet all ILSAC GF-5 performance requirements.

Environmentally Preferred Lubricants

Environmentally preferred lubricants fulfill a niche in the total lubricant market and are defined as products that are either made with renewable our reusable base stock, non-toxic and biodegradable.  According to a 2010 independent study performed by the Cicero Group (“Cicero Report”), the environmentally preferred lubricant market is approximately 24.1 million gallons.  The environmentally preferred lubricant market is primarily comprised of:

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

Outdoor Power Equipment Market

The size of the United States market for outdoor power equipment products is roughly $15 billion according to the Outdoor Power Equipment Institute.  In 2012, annual U.S. shipments of power washers were about 1,500,000 units. Most power washers are typically designed to require concentrated cleaners and 4-cycle engine oils.  The total “hand-held” gas powered units shipped in 2012 exceeded 10,700,000 with trimmers representing 54% of the volume, followed by chain saws (23%), hand held blowers (16%) and back pack blowers (6%).  A majority of these units require 2-cycle engine oil and chain saws also require bar and chain oil.

Well Services Market

Storage tank cleaners, rig and equipment cleaners and surface washing agents are products that clean and remove oil once it has solidified on surfaces, such as storage tanks, trucks and oil field rigs, or migrated to the shoreline or beaches.  Surface washing agents are primarily used on solid surfaces and objects though if they are non-toxic, they can be used in the water, on plants and/or animals (including humans.) Most surface washing agents are required to be approved by the Environmental Protection Agency (“EPA”). Well stimulation products are fluid-based stimulation services which are designed to improve the flow of oil from producing zones. These products enhance the flow rate of oil from wells with reduced flow caused by paraffin, asphaltenes and other materials. Well stimulation entails pumping large volumes of specially formulated liquids into a well bore to dissolve barriers thereby eliminating obstacles to the flow of oil. Sump remediation products deal with the removal of pollution or contaminants from soil, groundwater, sediment, or surface water for the general protection of the environment.

Marine Market

The recreational marine market includes retail expenditures on new and used boats, motors and engines, trailers, accessories and other associated costs. The National Marine Manufacturers Association (“NMMA”) conducts various surveys of pleasure boat industry trends and the most recent surveys indicate that in 2012 over 88 million adults in the United States participated in recreational boating.  Aftermarket accessory sales totaled $5.6 billion in 2012. According to the NMMA there are approximately 17 million boats in use in the United States, including outboard, inboard, sailboats, personal watercraft, and miscellaneous (i.e., canoes, kayaks, rowboats, etc.).  Most boats require NMMA certified marine engine oil.

Market Drivers

We believe the strongest market drivers are government impacts through state and federal legislation as well as the increasing environmental concerns of the public. These include:

●	Government regulation in applicable areas:
➢	Occupational Safety and Health Administration (“OSHA”) regulations require non-hazardous materials in the workplace where there is direct human contact;
➢	Food and Drug Administration (“FDA”) regulations requires non-hazardous products used in food productions;
➢	Environmental Protection Agency (“EPA”) limits and fines oil spills and disposals; and
➢	United States Department of Agriculture (“USDA’) BioPreferred® Program;
●	Increasing environmental concerns by the public;
●	Government procurement;
●	Research and development for new products and to improve the technical performance of existing products;
●	Improved performance and lifespan of products due to higher lubricity;
●	Government subsidies for base product providers and end-users; and
●	Advertising and other campaigns designed to increase public awareness of “green” products and to correct any misconceptions about the efficacy and benefits of such products.

Increased Demand of Bio-Content used in Lubricants

Bio-based products are those composed wholly or significantly of agricultural ingredients – renewable plant, animal, marine or forestry materials.  There is a new label that indicates a product has been independently certified to meet USDA BioPreferred® program standards for bio-based content.  Bio-based products can help increase U.S. energy independence by reducing the use of petroleum in manufactured products.  They may also reduce the introduction of fossil carbon into the atmosphere, thus mitigating potential climate change impacts.  Through implementation of the pre-existing USDA BioPreferred program, the Secretary of Agriculture has designated over 5,000 bio-based products for preferred purchasing by Federal agencies.  The new label makes identification of these products easier for Federal buyers and will increase awareness of these high-value products in the commercial and consumer markets.

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

In June 2013 The USDA BioPreferred program recently finalize its 10th round of procurement regulations, which specify that engine crankcase oil with at least 25% bio-based content will receive federal procurement preference. The new rule is in effect beginning July 11, 2013 and, all Federal agencies and government contractors must ensure their relevant procurement specifications require the use of bio-based engine oils by June 11, 2014.

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

All of our products are designed to be environmentally-friendly and most of them meet the “Ultimate Biodegradable” ranking of ASTM International, formerly known as the American Society for Testing and Materials (“ASTM”). “Ultimate Biodegradable” is ASTM’s highest ranking for biodegradability, meaning the product degrades in 28 days to the required levels.  For the fiscal year ended June 30, 2013, 50% of our revenues were generated by our performance products and 50% of our revenues were generated by our cleaning products.

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

●
Ultimate Biodegradable Bio Semi-Synthetic “Green” Motor Oil is our newest API Service SN and USDA BioPrefered® certified motor oil for all gasoline engines and is also available as a Conventional and Re-refined motor oil. Our conventional formula replaces Group II base stock with green re-refined base stocks and our proprietary biodegradable additive.

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

In August 2011, our formulations of G-OIL® SAE 5W-30  and SAE 5W-20 motor oils were granted the service symbol SM rating “Donut” by the API for use in all types of gasoline engines, including those found in automobiles and other motor vehicles.  In order to receive the SM or SN ratings, our products undergo a series of testing by authorized third-party laboratories and must meet or exceed performance benchmarks.

In March 2013 we were granted a license to display the API SN and ILSAC GF5 service symbols for G-OIL® SAE 10W-30, 5W-20, 5W-30, 0W-20 and 0W-30 motor oils and the API CJ-4SM service symbol for 15W-40 truck motor oil. Our green motor oil is available as Advanced Full Synthetic, Full Synthetic, Conventional or 2X Refined. The SN rating distinguishes gasoline-engine oils that are designed to provide (i) improved oxidation resistance, which means less oil thickening, (ii) improved deposit protection, so that the engine will not form harmful deposits as quickly, (iii) better engine wear protection, and (iv) better low-temperature performance over the life of the oil.

Well Services Products

Our well services products are engineered to help overcome the challenges of working in oils fields. Our line of oil field products will clean equipment, oils field rigs and site areas and optimize and restore production while trying to preserve and “do no harm” to the delicate ecosystem in which our customers drill wells. Most of our products remove the need for transportation of waste fluids and reduce the volatile organic compounds (“VOC’s”) present in the well environment. Our well services products are sold under the G-CLEAN® brand and include storage tank, oil field rig and equipment cleaners, well stimulation, sump remediation and surface washing agents. The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (“NCP”) for oil spill clean-ups.  These products are available in a number of formulations:

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

●
Sump remediation utilizes a surfactant enhanced aquifer process which involves the injection of our specialty surfactants to enhance desorption and recovery of bound up otherwise recalcitrant non-aqueous phase liquid. Our product provides a cost effective and permanent solution to sites that have been previously unsuccessful utilizing other remedial approaches. This technology is also successful when utilized as the initial step in a multi-faceted remedial approach utilizing bioremediation enhancement.

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

Outdoor Power Equipment and Cleaning Chemicals

We sell G-CLEAN® electric and gasoline powered pressure washing equipment and cleaning chemicals.  Our pressure washers typically include pack-in of our concentrated cleaners and 4-cycle engine oils.

~~●~~
 Pressure Washer Equipment is designed as a portable electric washer sold with a built-in G-CLEAN high pressure detergent injector. They are compacted designed to spray for long or short range applications.

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

~~●~~
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

Automotive Appearance Products

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

Marine Products

Cleaning products available for sale under the G-MARINE™ brand include boat washes, hull and bottom cleaners, bilge cleaners, and glass cleaners currently available in a number of formulations:

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

GROWTH STRATEGY

We believe that our aggressive sales and marketing effort together with our efficient distribution infrastructure will enable us to successfully and quickly place our proprietary products with retail, commercial and government customers. Our growth strategy is designed to capitalize on our “G” brand recognition and our position as a provider of environmentally-friendly, bio-based products. We have launched a sales and marketing program for our performance and cleaning products, using product and corporate branding; distribution networks; promotional and advertising campaigns targeted toward our market; point of purchase marketing; push-pull strategies; and public promotions.

Branding

Starting in 2008 we embarked on creating a powerful consumer brand using the symbol “G”, which we hope will become the choice of consumers seeking products that are both green and effective.  We have also adopted an “umbrella” approach to product branding that allows the “G” brand to “crossover” multiple categories of products within a variety of trade channels.  For example, a consumer who replaces his or her own motor oil is also likely to mow his or her own lawn or clean the barbeque grill.  We believe that a consumer is impressed by the product performance of one product, would be very likely to re-purchase and try other G-branded performance and cleaning products.   By addressing consumer consumption habits, we expect to appeal to all consumers, not only those whose choice of products is determined purely by their “green” attributes.  In conclusion, if performance and price are comparable and, if the consumer hasn’t adopted a strong allegiance to a particular brand, then we believe that our “G” brand is the logical choice for its domestic production and environment benefits.

Develop New Products and Enhance Profitability of Our Existing Products

In an effort to continually satisfy unmet consumer needs, we are developing new products and working closely with our suppliers and strategic partners to develop high performance green products.  We have a dedicate team focused on creating new products utilizing existing proven and accepted ingredients to extend our product lines. We believe these new formulations will better address the marketplace needs and mandates/requirements (retail, installers, commercial, government and military) in order to address lower price points making us more competitive while at the same time enhancing margins allowing us to be more sustainable.

Recently, we developed a biodegradability accelerator named “BODA™ ”, a proprietary additive that accelerates the biodegradability of motor oil and other lubricants.  BODA is a complex additive package that accelerates the biodegradation process of petroleum based lubricants when blended with these base stocks. We are currently bench and engine testing synthetic, conventional and re-refined lubricants with the BODA additive at independent third parties to determine the degree of biodegradability and their performance relative to comparable products, including reducing the cost of producing these products. We continue to work on proprietary new formulations for other grades of lubricants giving priority to motor oils, engine lubricants and hydraulic oils.

We continue to evaluate other opportunities to improve gross margins on our existing product line. We intend to further increase profitability of our product base through various measures which may include changing product formulations, reducing components cost by increasing volume and reducing expenses by improving operations.

Expand Our Customer Relationships

Due to the specialized nature associated with the development and production of many of our environmentally-friendly, bio-based products, our customers are incentivized to continue their relationships with us. This is due, in part, to the fact that we work closely with our customers from product design to delivery. We believe that our largest competitors are unable to deliver this kind of customer-focused attention.  We intend to continue to work closely with our existing customers in their efforts to expand their product offerings, as well as marketing specialty product formulations to new customers even as we grow. By striving to maintain our long-term relationships with our existing customers and by adding new customers, we seek to limit our dependence on any one portion of our customer base.

Strategic Relationships

The following are the relationships that we deem to be “strategic” and material to our business.

Under an agreement dated as January 25, 2009 with Inventek Colloidal Cleaners, LLC (“Inventek”) we acquired:

(i)
the exclusive right in the United States and Canada and the non-exclusive right world-wide, outside the United States and Canada, to sell, market and distribute in retail channels of distribution any cleaning products manufactured by Inventek or by any person related to Inventek (“Inventek Products”);

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

In exchange for these rights, we agreed to market and distribute the Inventek Products under our line of “G” branded products and to refrain from distributing, promoting, marketing or selling any products that compete with Inventek Products.  There are no minimum purchase requirements under our agreement with Inventek.  Our agreement also provides that we and Inventek will work together to establish testing procedures and reporting to ensure quality and consistency in our product batches.  The Inventek agreement has a ten-year term after which it continues indefinitely until either party gives the other 90-days prior written notice of its intent to terminate the agreement.  We are currently in year five of the initial ten-year term.

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

Finally, we have an agreement with Marketiquette, Inc. (“Marketiquette”), under which Marketiquette, comprised of seasoned sales and marketing professionals, markets and sells our products as well as provides leadership services to our organization.  Marketiquette is co-owned by our President and Chief Marketing Officer, who is also a founder of our company, and his wife.  Marketiquette has particular expertise in the automotive and household products industries, our two principal markets.  Marketiquette has developed and implemented marketing programs for our products and built a sales force of approximately 100 sales professionals to sell our products. Marketiquette has also led identification of prospective new markets and related development of proprietary products.

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

●	Build brand awareness
o	Identify unmet consumer needs via visual cue’s for high performance green products
●	Generate trial and sampling occasions
o	Motivate consumer “consumption”
●	Gain distribution
o	Drive consumer traffic to the retail

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

CUSTOMERS

A significant portion of our sales is derived from a limited number of customers.  For the fiscal year ended June 30, 2013 and 2012, approximately 89% and 91%, respectively, of our sales were made to TTI, which is a principal supplier to The Home Depot, Menards, Inc., companies owned and/or controlled by Galesi and Walmart.  Galesi and TTI beneficially owned approximately 21.0% and 17.4%, respectively, of our outstanding shares as of September 18, 2013.

Our targeted customers are leading national and regional retailers, primarily consisting of Mass Merchandisers, Auto Parts (including quick lube/oil change retailers), Home Centers & Hardware Stores.  We are also pursuing customers in the United States and internationally in the oil & gas, industrial, municipality and military markets

COMPETITION

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

INTELLECTUAL PROPERTY

We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties. We regard our proprietary technology, trade secrets, trademarks, licenses and similar intellectual property as critical to our success, and we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect the rights in our products and technology.  These include the following:

●	Our own formulations for motor oil, 2-cycle oil, 4-cycle oil and bar and chain lubricants.
●	The purchase of our TC-3W marine engine oil from an additive supplier.
●	Exclusive and non-exclusive rights to market, distribute and sell Inventek Products, which make up the bulk of our well services, cleaning products and surface washing agents.

In October 2012 we filed a provisional patent application with the USPTO for our biodegradable oil well remediation and method of use. We are currently finalizing the patent application and plan on filing under the accelerated patent application process.  Since our inception we have invested significant amounts of capital into research and development of new products.

The following marks are registered to us in the United States Patent and Trademark Office:   G-OIL®,   SAVE THE EARTH– SACRIFICE NOTHING®, G OIL Design®, G CLEAN®, G MARINE® and G.E.T. GREEN! ®. Foreign trademark registrations are held as follows:  (1) for G OIL in the European Community, Costa Rica, Israel, Singapore, Argentina, and Taiwan; and (2) for G CLEAN in the European Community, Costa Rica, Columbia, Israel, Argentina (class 7) and Singapore.

Applications are pending in Australia, Brazil, China, Chile, Honduras, Macau, Mongolia, Trinidad & Tobago, and Ghana for G OIL (and/or G OIL and Design).  Applications are pending in Argentina (class 3), Australia, Brazil, Ecuador, China, Macau, Mongolia, Trinidad & Tobago, and Venezuela for G CLEAN.

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

Performance Products

We have successfully developed our own formulations for motor oil, 2- and 4-cycle engine oil and bar and chain oil. In September 2010 we entered into a three-year Product Production and Sale Agreement with the Delta Group under which it produces our performance products for us based on our specifications and formulations.  The Delta Group purchases all the raw materials, including the bio-base, and ingredients for our performance produces, mixes and blends them to our specifications, tests the finished product to ensure that it meets our performance and other standards, and warehouses, bottles, packages and ships the finished product to our customers.  We have no direct relationship with any of the Delta Group’s suppliers.  The raw materials used by our suppliers are readily available and we believe our suppliers are able to obtain sufficient raw materials to fulfill our needs for the foreseeable future.

Cleaning Products

We purchase all our cleaning products in concentrated form from Inventek, and either bottle the products at Inventek or ship them to the Delta Group or another blender/bottles for blending and bottling and then to our distributors.

Well Service Products

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

TTI has the exclusive right to distribute our non-automotive products through the following channels of distribution: (i) specific retail stores within the United States, Canada and Mexico, including all retailers with an average of at least 40,000 square feet per store, (ii) all marketing channels outside of the United States, Canada and Mexico, and (iii) all marketing channels with respect to any of our new products unless otherwise expressly agreed to in writing. TTI’s exclusive distribution rights are subject to TTI fulfilling a minimum purchase volume of $15,000 of our products during each calendar year following December 2010.  Our agreement with TTI also provides that we will collaborate to devise mutually beneficial marketing strategies and campaigns.  The term of our agreement with TTI will automatically renew for successive five year periods beginning on January 1, 2014, unless earlier terminated pursuant to the agreement or written notice of non-renewal is provided at least one year prior to the expiration of the then current term.  For the fiscal years ended June 30, 2009, 2010, 2011, 2012 and 2013 approximately 84%, 64%, 41%, 34% and 36% of our revenues, respectively, were derived from TTI.  TTI beneficially owned approximately 19.4% and 17.4% of our outstanding shares as of June 30, 2013 and September 18, 2013.

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B and a separate agreement with Green Planet (“Green Planet”), which is also owned and controlled by Galesi.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business that will be responsible for the distribution of our full range of G-CLEAN products specifically engineered for oil and gas fields. Our cleaning products for the oil and gas well service industry include: Well Wake Up!, Sump Remediation, Storage Tank Cleaner and Rig & Equipment Cleaner. The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (NCP) for oil spill clean-ups.  Galesi beneficially owned approximately 22.0% and 21.0% of our outstanding shares as of June 30, 2013 and September 18, 2013.

EMPLOYEES

As of September 18, 2013, we employed seven people.  None of our employees are members of a union.  We believe that we have good relations with our employees.

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

Since our inception in August 2007, we have incurred net losses in every quarter.  At June 30, 2013, we had cumulative net losses of approximately $75.3 million.  We also have negative cash flows from operations.    For the year ended June 30, 2013, we had an operating cash flow deficit of $7.7 million.  Historically, we have funded our operations with proceeds from the sale of debt and equity securities and by settling some of our outstanding obligations with issuances of common stock.  Our growth strategy is to increase our market share through a variety of sales and marketing initiatives, which require significant amounts of capital.  We will also need capital to expand our production capacity and distribution capability.  This is likely to result in additional losses and negative cash flow for the foreseeable future.

If we do not raise additional capital, we will not be able to achieve our growth objectives and we may need to curtail or even discontinue operations.

We do not currently have sufficient financial resources to fund operations.  At June 30, 2013 we had a working capital deficit of $12.1 million.  Other than an equity credit line in the amount of $15 million, at the present time we have no firm commitments for investment capital and we have no debt facilities, such as a working line of credit or receivables factoring agreement.  Our right to draw on the equity credit line is limited and subject to various conditions.  We cannot assure you that we will be able to satisfy all of these conditions at the time we are in need of funds or that the equity credit line will provide us with sufficient working capital to meet all of our cash needs.  If we require additional capital, new sources for such capital may not be available to us when we need it or may be available only on terms that are unfavorable.  If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities.  In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital.  As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

Our equity line of credit may not provide us with sufficient working capital to fund operations.

Under the terms of the equity line of credit provided to us by Lincoln Park Capital, LLC (“LPC”), we may direct LPC to purchase up to $15 million worth of shares of our common stock over a 30 month period.  The per share purchase price is the lesser of (1) the lowest sale price of our common stock on the purchase date and (2) the lowest purchase price during the 10 consecutive business days prior to the purchase date.  However, our right to have LPC purchase shares of our common stock is limited and conditional.  For example, we may not require LPC to purchase more than $50 every two days unless the quoted price of a share of our common stock, as reported on the Over the Counter Bulletin Board electronic trading market exceeds $0.40.  In addition, LPC is not under any obligation to purchase any shares of our common stock on any business day that the quoted price of a share of our common stock is less than $0.20.  The last sale to LPC took place on August 24, 2011 and the sale price was $0.20 per share.  Our stock has not closed above $0.20 since March 5, 2013.

The extent to which we rely on LPC as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.  Even if we sell $15 million worth of our common stock under our agreement with LPC, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.  This agreement expires on September 30, 2013.

If we cannot continue as a going concern, you will lose your entire investment.

In their report in connection with our financial statements for the fiscal year ended June 30, 2013, our independent registered public accounting firm included an explanatory paragraph stating that because we have incurred net losses and have a net capital deficiency and because we require additional funds to meet our obligations, there is substantial doubt as to our ability to continue as a going concern.  If we cannot continue as a going concern, your entire investment may be worthless.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.

We rely on a network of strategic partners for basic business critical services, and we have no control over their operations and if any of these relationships terminate, our business and operations may be adversely impacted.

Our strategic partners include (i) Inventek, which supplies us with our cleaning products and our surface washing agent, (ii) the Delta Group, which supplies us with our performance products and which also provides us with various other services such as bottling, packaging, warehousing and shipping, (iii) Marketiquette Inc. for sales and marketing, (iv) TTI for distribution and (v) Infineum to provide us with our marine oil. The loss of any one of these relationships could have an adverse material impact on our business because we do not have the internal resources to bring any of these functions in-house and we do not believe that we could quickly find a replacement for any of these strategic partners.  We cannot assure you that our relationship with any of these entities will continue or that the services they provide to us will be adequate.  If any of these relationships terminate or the level or quality of the services provided by any of our strategic partners is inadequate, our business, operations and financial condition may be adversely impacted.

We depend on a third party to effectively market and sell our products.

We depend on Marketiquette to market and sell our products as well as provide leadership services to our organization.   Jeffrey Loch, our President and Chief Marketing Officer, and his wife are the co-owners of Marketiquette.  Mr. Loch is also one of our founders and is particularly knowledgeable about the automotive and household products industries, our two principal markets.  Marketiquette has developed and implemented marketing programs for our products and built a sales force of approximately 100 sales professionals to sell our products. Marketiquette has also led identification of prospective new markets and related development of proprietary products.

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

We rely on Inventek to supply us with our cleaning products and our surface washing agent, on Infineum to provide us with our marine oil and on the Delta Group to supply us with our performance products.  We also rely on the Delta Group to provide us with testing, bottling, packaging, warehousing and shipping services.  If our relationship with any of these suppliers were to terminate, we may not be able to find another supplier that could provide us with comparable replacement product.  In addition, if any of these suppliers fail to provide us with product in a timely manner or in sufficient quantities or if the quality of the product they produce is below that which our customers expect, our ability to satisfy customer demand will be adversely impacted and our reputation will be harmed.  In turn, this may adversely impact our ability to generate revenues and profits.  Both Inventek and Infineum use their own respective proprietary technology and know-how to produce these products and we have little or no control over its methods of operations, including its processes and production schedules.

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

For the year ended June 30, 2013, we derived approximately 89% of our sales from four customers – (i)TTI, (ii) Menards, Inc., (iii) companies owned and/or controlled by Galesi and (iv) Walmart.  We cannot assure you that we can sustain these levels of sales to these customers.  If we do not diversify our customer base and any of these customers eliminates or reduces its reliance on us, our losses will increase.

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

At June 30, 2013, Galesi and TTI beneficially owned 22.0% and 19.4%, respectively, of the outstanding shares of our common stock.  As a result, each of these stockholders have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation.  This de facto control could be disadvantageous to our other stockholders with interests that differ from those of the control group, if these stockholders vote together.  For example, the control group could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other stockholders.  In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of September 18, 2013, we had 167,627,002 shares of common stock issued and outstanding.  We had reserved an additional 123,914,909 shares for issuance as follows:
●	40,000,000 shares reserved for issuance under our stock option plan, of which 24,756,562 underlie outstanding options at September 18, 2013;
●	44,117,647 shares reserved for the conversion of the convertible debentures; and
●	24,725,490 shares underlying outstanding warrants; and
●	15,071,772 shares reserved for future sales to LPC.

The sale of a significant number of shares of our common stock, or the perception of such a sale, could cause the market price of our common stock to decline.  Depending upon market liquidity at the time, a sale of shares under this prospectus at any given time could cause the trading price of our common stock to decline.  While we control the timing of our sales to LPC, we have no control over when LPC will sell their shares.  Since sales to LPC by us under the agreement will be at a discount to the market price on the day of sale, such sales may result in further erosion to the market price of our common stock.  The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  However, we have the right to control the timing and amount of any sales of our shares to LPC and the agreement may be terminated by us at any time at our discretion without any cost to us.  Our agreement with LPC terminates on September 30, 2013.  At which time 15,071,772 shares for issuance will no longer be reserved.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We lease approximately 2,500 square feet of office space in Hawthorne, NY on a month-to-month basis.

Our lease for approximately 5,045 square feet of warehouse and office space for our sales and marketing offices in Celebration, Florida will expire in September 2014.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

                AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by the Over-the-Counter Bulletin Board (OTCBB).

	Price Range Per Share
	High ($)	Low ($)
Year Ended June 30, 2013:
First Quarter	0.24	0.15
Second Quarter	0.30	0.15
Third Quarter	0.30	0.16
Fourth Quarter	0.20	0.12

Year Ended June 30, 2012:
First Quarter	0.35	0.17
Second Quarter	0.27	0.10
Third Quarter	0.27	0.15
Fourth Quarter	0.24	0.14

On September 18, 2013, the last trade price of our common stock on the OTCBB was $0.14.

Holders

As of September 18, 2013, there were approximately 379 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In April 2013, we issued 557,000 shares of our common stock to pay the accrued interest on a convertible debenture.

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

The following table summarizes the options granted under the Plan as of June 30, 2013. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	24,756,562	$0.32	15,243,438
Equity compensation plans not approved by stockholders	--	--	--

Total	24,756562	$0.32	15,243,438

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

Overview of our Business

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based performance and cleaning products.  Our products, including our G-OIL® and G-CLEAN® brands, are used primarily in the automotive aftermarket, and the outdoor power equipment, well service and marine markets.  Our technology platform for manufacturing proprietary and innovative high performing “green” products is the end result of company created or sourced intellectual property. Our ultimate biodegradable “green-base” replaces traditional petroleum and chemical derived bases typically associated with motor oils and other lubricants as well as cleaning solutions without compromising performance or value.  We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers the ability to “do their part” in protecting the environment without paying more.

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

We believe there are very few “green” lubricant products available at retailers for consumers who are willing to “do their part” and those products that purport to be “green” are not “green”, too expensive or are not effective.  Our goal since 2007 has been to provide a superior green product at prices comparable to traditional products within the same category designation and to validate the proposition that by eliminating price and performance discrepancies, consumers will usually go “green”.  We trademarked the phrase “SAVE THE EARTH – SACRIFICE NOTHING®”, meaning that consumers and customers alike should not have to give up value or performance when choosing to go “green”.  We believe we succeeded in validating this proposition as we have gained and maintained distribution at some of the United States largest retailers.

Key accomplishments during our fiscal year ended June 30, 2013 include:

●
In July 2012, we secured our G-OIL® European Community trademark registrations and entered into our second agency distribution agreement in Europe. The European Community trademark registrations extend protection for G-OIL in 27 European countries. In addition, Vertum, a Prague based distributor, signed on as a GET distributor for the Czech Republic and Slovak Republic. Our other European distributor, G-Partners, a Swedish company, has been distributing our products throughout Sweden for the past three years.

●
In October 2012, we joined the stable of Official NASCAR Green Partners. Since its 2008 launch, NASCAR Green® and its stakeholders have helped fans discover the substantial improvements and technological advancements made to reduce the sport's impact on the environment. GET'’s G-CLEAN® pressure washers and environment-safe cleaning products and degreasers for concrete, home siding and outdoor mold and mildew stain removal, offers NASCAR fans a green alternative to use inside and outside their homes.

●
In October 2012 we filed a provisional patent application with the USPTO for our biodegradable oil well remediation and method of use. We are currently finalizing the patent application and plan on filing under the accelerated patent application process.

●
In January 2013, we entered into a partnership with the Daytona International Speedway (“DIS”) and became the  first bio-based full synthetic oil used in NASCAR competition and was named as the "Official Motor Oil" of Daytona International Speedway and the Daytona 500. G-OIL® products were used in all DIS official vehicles including fan shuttles, safety maintenance, service and landscaping equipment.

●
In March 2013 we were granted a license to display the API SN and ILSAC GF5 service symbols for G-OIL® SAE 10W-30, 5W-20, 5W-30, 0W-20 and 0W-30 motor oils and the API CJ-4SM service symbol for 15W-40 truck motor oil. Our API SN green motor oil is available as Advanced Full Synthetic, Full Synthetic, Conventional or 2X Refined.

●
In April 2013, we helped the Lindsey Wilson network of Colleges, which includes campuses in Kentucky, Ohio, Tennessee, Virginia and West Virginia, to become "Truly Green Campuses". The performance and competitive pricing of our products reduced the colleges’ worries over spillage, especially in confined work areas, as our biodegradable products do not require an extensive series of cleaning steps and costs. In addition G-OIL’s automotive lubricants helped extend the interval between oil changes from 6,000 miles to 8,000-10,000 miles, thus saving time and money for the college.

In July 2013 G-OIL® was added to the governments Federal Procurement List. Our bio-based full synthetic motor oil, which currently displays the U.S. Department of Agriculture's Certified BioPreferred® Product Label, is now identified as a Federal Procurement Preferred Product within the newly created 4-cycle "crankcase" engine oil category. The procurement regulations specify that engine oils with at least 25% bio-based content will receive federal procurement preference. The new rule requires all Federal agencies and government contractors to ensure their relevant procurement specifications require the use of bio-based engine oils by June 11, 2014.

Results of Operations

Comparison of the years 2013 and 2012

Overview

Our activities for the years ended June 30, 2013 and 2012 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations for the years ended June 30, 2013 and 2012 are as follows:

	Years Ended June 30,
	2013	2012
	($000’s)
Net sales	$8,039	$7,386
Loss from operations	(7,792)	(9,598)
Settlement income	-	254
Change in revaluation of derivatives	4,751	8
Loss on issuance of convertible debt	(846)	(1,265)
Interest expense, net	(2,707)	(662)
Net loss	$(6,594)	$(11,263)

Net Sales

Net sales for the year ended June 30, 2013 were $8,039, primarily attributed to sales of G-OIL® 4-cycle engine oils, G-CLEAN® pressure washing equipment, G-CLEAN® oil and gas well service cleaners, and G-OIL® 5W-30 motor oil.  Net sales for year ended June 30, 2012 were $7,386, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils, G-CLEAN® oil and gas well service cleaners, G-CLEAN® pressure washing equipment and G-OIL® 5W-30 motor oil.  The increase in net sales from 2012 to 2013 is primarily due to increased sales of G-CLEAN® oil and gas well service cleaners sales and G-OIL® outdoor power equipment 4-cycle engine oils, partially offset by decreased sales for G-CLEAN® oil and gas well service cleaners.

For the fiscal years ended June 30, 2013 and 2012, approximately 89% and 91%, respectively, of our sales were from four customers: TTI, companies owned and/or controlled by Galesi, Walmart and Menards, Inc. Net sales are comprised as follows:

	Years Ended June 30,
	2013	2012
	($000’s)
Performance products	$4,025	$4,042
Cleaning products	4,014	3,344

Total	$8,039	$7,386

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the years ended June 30, 2013 and 2012 were approximately $7,590 and $6,373, respectively.  The increase in cost of sales (exclusive of depreciation and amortization) from 2013 to 2012 is primarily due to the higher costs for raw materials.

We will continue to evaluate other opportunities to improve gross margins on our existing product line. We intend to further increase profitability of our product base through various measures which may include changing product formulations, reducing components cost by increasing volume and reducing expenses by improving operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the years ended June 30, 2013 and 2012 include the following:

	Years Ended June 30,
	2013	2012
	($000’s)
Salaries	$966	$833
Selling, marketing, public relations and related	2,965	3,441
Development, product release and testing	557	653
Storage Fees	330	-
Management and operating fees	909	820
Legal and professional	531	427
Occupancy, communications and all other, net	836	780

Total selling, general and administrative expenses	$7,094	$6,954

The increase in salaries is due to an increase in headcount due to hiring former consultants which was previously recorded in management and operating fees.  The decrease in selling, marketing and public relations expenses is due to decreased advertising spending, partially offset by higher sponsorship fees and promotional spending. The decrease in development, product release and testing is due to a reduction of third party testing.  The storage fees are due to a significant charge for raw materials stored on behalf of our manufacturer.  We are requesting reimbursement of these storage fees from our manufacturer.  The increase in legal and professional fees is primarily due to higher legal trademark and patent costs.

Stock-based compensation

Stock-based compensation expense for the years ended June 30, 2013 and 2012 was approximately $939, and $3,448, respectively.  The decrease is due to April 2009 stock option grants becoming fully expensed in prior periods.

Depreciation and amortization

Depreciation and amortization expense for the years ended June 30, 2013 and 2012 was approximately $208 and $209, respectively.  Depreciation charges totaled $22, and $23 for the years ended June 30, 2013 and 2012, respectively, and amortization expense for intangible assets totaled $186 for the years ended June 30, 2013 and 2012, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Legal and settlement charges

We recorded a gain on settlement of $254 for the year ended June 30, 2012.  The gain on settlement was due to a settlement agreement regarding a payment reduction of legal fees previously accrued related to litigation that was settled in 2011.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $4,751 and $8 for the twelve months ended June 30, 2013, and 2012, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 9 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $846 for the year ended June 30, 2013.  The charge was in connection with the issuance of our 6.0% secured convertible debentures and associated warrants. See note 10 to our financial statements.

Interest expense, net

Net interest expense for the years ended June 30, 2013 and 2012 was approximately $2,707 and $662, respectively.  Interest expense consists of $2,167 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $353 in connection with the accrued interest on the outstanding secured convertible debentures, $156 for accrued interest on notes payable to related parties and $31 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013 and 2012, we had $189 and $346, respectively, in cash and an accumulated deficit of $75,303 and $68,709, respectively.  At June 30, 2013 and 2012, we had a working capital deficit of $12,110 and $9,576, respectively.

Net cash used by operating activities was $7,695 and $4,026 for the years ended June 30, 2013 and 2012, respectively.  The increase from the 2012 period to the 2013 period was primarily due to the revaluation of the derivative liability, the shipment of the items in deferred revenue and payments made to vendors for the year ended June 30, 2013.

Net cash provided in financing activities was $7,538 and $3,616 for the years ended June 30, 2013 and 2012, respectively.  The increase in financing activities is primarily due to proceeds from the sale of the Debentures of $5,250 and the issuance of a note payable in the amount of $2,900, partially offset by a repayment of the note payable of $1,040.  The net proceeds from our financing activities were used to support our expansion, including purchases from suppliers, advertising and increased infrastructure costs.

We currently have no material commitments for capital expenditures.  Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  In the foreseeable future, we will require capital for the payment of the related party note disclosed in note 8 to our financial statements which matured on June 30, 2013 and currently is in default and payable upon demand, the growth of our business, including increases in personnel, sales and marketing, and purchasing finished goods to fulfill orders.

Losses from operations are continuing subsequent to June 30, 2013 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.  From July 1, 2012 through June 30, 2013, we issued 2,079,000 shares of common stock for gross proceeds of $428 in private placement transactions, 1,464,000 shares, with a market value on the date of issuance equal to $276 to pay the accrued interest on our secured convertible debenture and 15,000 shares of our common stock, with a market value on the date of issuance equal to $3, to pay a consultants for services rendered.

On March 7, 2011, we signed a $15,000 Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), an accredited investor.  The agreement expires on September 30, 2013.

During the fiscal year ending June 30, 2013, we sold 2,053,000 shares of our common stock to LPC.  Total aggregate gross proceeds from these sales were $450, offset by placement fees of $22.  In addition, we issued an additional 26,000 shares of our common stock to LPC in connection with these sales as commitment fees.  Total shares sold and/or issued to LPC under the Purchase Agreement was 4,928,000 and the gross proceeds from the sale of those shares was $1,150.

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

The Warrants have an exercise price is $0.21.  The number of shares issuable upon exercise of the Warrants equals 50% of the number of shares issuable upon conversion of the Debentures.

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

Subsequent Event

In July 2013, we issued 935,000 restricted stock awards to employees for their agreement to a temporary reduction in their salary.

In September 2013, we issued 8,000,000 shares of common stock and warrants to purchase 2,666,667 shares of common stock at $0.10 per share for gross proceeds of $800 to one of our Board members, Walter Raquet.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2013, our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of June 30, 2013, we had an accumulated deficit of $75,303, with total stockholders’ deficit of $13,357.  We had a working capital deficit of $12,110 at June 30, 2013 and are currently in default of the related party note payable disclosed in note 8.   The note that matured on June 30, 2013 has not been extended and is payable upon demand.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

●	Continue discussions with existing and potential new investors to invest in us.
●	Seek debt, equity and other forms of financing, including funding through strategic partnerships.
●	Attempt to increase revenues in order to reduce or eliminate our operating losses and enable us to meet our financial obligations.
●	Reduce expenses to conserve cash.
●	Defer certain marketing activities.
●	Investigate and pursue transactions with third parties, including strategic transactions and relationships.

There can be no assurance that we will be able to secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Contractual Arrangements

Significant contractual obligations as of June 30, 2013 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Facility Lease	$64	$53

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

Management has conducted, with the participation of our President and our Chief Financial Officer, an assessment of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company's management believes that, as of June 30, 2013, its internal control over financing reporting its effective based on those criteria.

Changes in Internal Control Over Financial Reporting

           There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated herein by reference to our proxy statement for our 2013 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for our 2013 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                   RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our proxy statement for our 2013 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                    INDEPENDENCE.

Incorporated by reference herein to our proxy statement for our 2013 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference herein to our proxy statement for our 2013 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2013.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report:

1.     Financial Statements.  The following financial statements and the report of our independent auditor thereon, are filed herewith.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of June 30, 2013 and 2012

●	Consolidated Statements of Operations for the years ended as of June 30, 2013 and 2012

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended June 30, 2013 and 2012

●	Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012

●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules — See response to Item 15(c) below.

3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

Exhibit Numbers	Description
3.1(a)	Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment of Certificate of Incorporation(1)
3.1(c)	Certificate of Merger of Foreign Corporation into a Domestic Corporation(1)
3.1(d)	Certificate of Correction of Certificate of Incorporation(1)
3.1(e)	Certificate of Correction of Certificate of Amendment(1)
3.1(f)	Certificate of Correction of Certificate of Merger(1)
3.1(g)	Certificate of Ownership and Merger(1)
3.2	By-Laws(1)
4.1	Specimen Stock Certificate(1)
4.2	Form of Option Agreement(1)
4.3	Final form of 6% Convertible Debenture due and payable on December 31, 2014(2)
4.4	Final form of Series A Common Stock Purchase Warrant exercisable at any time on or before December 31, 2016 at an exercise price is $0.21(2)
10.1	2008 Stock Award and Incentive Plan, as amended(1)
10.2	**Employment Agreement with William J. Marshall(1)
10.3	**Employment Agreement with Greg Adams(1)
10.4	Agreement with Inventek Colloidal Cleaners, LLC(1)
10.5	Distribution Agreement with Techtronics Industries North America, Inc.(1)
10.6	Promissory Note in the aggregate principal amount of $300,000(1)
10.7	Promissory Note in the aggregate principal amount of $125,000(1)
10.8	Agreement with Bio Tec Fuel and Chemical, LLC(1)
10.9	Letter Agreement with Kwik Paint Products(1)
10.10	Agreement with Marketiquette, Inc.(1)
10.11	Investment Agreement with Techtronics Industries Co., Inc.(1)
10.12	**Amendment No. 1 to Employment Agreement with Greg Adams(1)
10.13	Assignment of Invention, Priority Rights and Rights to Apply for Patents by Mathew Zuckerman(1)
10.14	Final form of Securities Purchase Agreement, dated as of December 12, 2011, between Green Earth Technologies, Inc., and each Investor identified on the signature pages thereto(2)
10.15	Final form of Registration Rights Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and certain of the Investors(2)
10.16	Final form of Patent Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.17	Final form of Trademark Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.18	Final form of Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
21.1	Subsidiaries of Green Earth Technologies(1)
23.1	Consent of Friedman LLP*
31.1	Certification of President and Chief Marketing Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32.1
Certification of President and Chief Marketing Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Schema Document
____________________
*     Filed herewith.
**     This exhibit is a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s Securities and Exchange Act of 1934 Registration Statement on Form 10 on October 6, 2009, as amended.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 and incorporate herein by reference.

(c)	Financial Statement Schedules.

See the attached Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GREEN EARTH TECHNOLOGIES, INC.
Financial Statement Schedule
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended June 30, 2012	$80	-	(70)	$10
Year ended June 30, 2013	$10	18	(2)	$26
Inventory Reserve
Year ended June 30, 2012	$725	269	(69)	$925
Year ended June 30, 2013	$925	298	(42)	$1,181
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

Green Earth Technologies, Inc.

September 26, 2013	By:	/s/ JEFFREY LOCH
Jeffrey Loch
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BUICKO	Chairman of the Board of Directors	September 26, 2013
David M. Buicko	Director

/s/ GREG D. ADAMS	Chief Operating Officer,	September 26, 2013
Greg D. Adams	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ JEFFREY LOCH	President (Principal Executive Officer),	September 26, 2013
Jeffrey Loch	Chief Marketing Officer and Director

/s/ JOHN R THOMAS	Director	September 26, 2013
John R. Thomas

/s/ HUMBERT POWELL	Director	September 26, 2013
Humbert Powell

/s/ WALTER RAQUET	Director	September 26, 2013
Walter Raquet

GREEN EARCH TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Earth Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Green Earth Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, cash flows, stockholders’ deficit and the schedule listed in the index at item 15 for the each of the two-year period ended June 30, 2013. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2013 and 2012, and the consolidated results of operations and cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's losses, negative cash flows from operations, working capital deficit, related party note currently in default and its ability to pay its outstanding liabilities through fiscal 2014 raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Friedman LLP
East Hanover, New Jersey
September 25, 2013

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$189	$346
Trade receivables, less allowance of $26 and $10	726	640
Deferred cost, related party	6,227	-
Inventories, net	804	693
Prepaid expenses and other current assets	251	411
Total current assets	8,197	2,090
Property and equipment, net	29	51
Prepaid advertising	296	337
Intangibles, net	932	1,119
Total Assets	$9,454	$3,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	1,718	2,179
Accounts payable, related parties	2,275	1,338
Accrued expenses	1,108	1,024
Accrued expenses, related parties	519	460
Deferred revenue, related parties	6,375	1,558
Notes payable, related parties	3,460	1,600
Derivative liability	4,852	3,507
Total current liabilities	20,307	11,666
Secured convertible debentures, net of debt discount	2,604	438
Total Liabilities	22,911	12,104

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 157,697,103 and 154,138,423 shares issued and outstanding, as of June 30, 2013 and June 30, 2012	158	154

Additional paid-in capital	61,688	60,048

Accumulated deficit	(75,303)	(68,709)

Total stockholders' deficit	(13,457)	(8,507)
	$9,454	$3,597

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended June 30,
	2013	2012

Net sales	$8,039	$7,386

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	7,590	6,373
Selling, general and administrative expense	7,094	6,954
Stock-based compensation	939	3,448
Depreciation and amortization	208	209
	15,831	16,984

Loss from operations	(7,792)	(9,598)
Other income (expense):
Legal and settlement income (charges)	-	254
Change in revaluation of derivatives	4,751	8
Loss on issuance of convertible debt	(846)	(1,265)
Interest expense, net	(2,707)	(662)

Loss from operations before income taxes	(6,594)	(11,263)

Income tax	-	-

Net loss	$(6,594)	$(11,263)

Basic and diluted net loss per common share	$(0.04)	$(0.07)

Basic and diluted weighted average common shares outstanding	155,901,000	151,996,000

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2011	150,042,965	$150	$55,656	$(57,446)	$(1,640)

Private placement of common stock	3,792,046	4	902	-	906
Shares issued for interest	233,412	-	42	-	42
Stock-based compensation	70,000	-	3,448	-	3,448
Net loss	-	-	-	(11,263)	(11,263)
Balance at June 30, 2012	154,138,423	$154	$60,048	$(68,709)	$(8,507)

Private placement of common stock	2,079,245	2	426	-	428
Shares issued for interest	1,464,435	2	275	-	277
Stock-based compensation	15,000	-	939	-	939
Net loss	-	-	-	(6,594)	(6,594)
Balance at June 30, 2013	157,697,103	$158	$61,688	$(75,303)	$(13,457)

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,594)	$(11,263)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	209	209
Amortization of debt discount and deferred financing costs	2,167	453
Increase in allowance for inventory	298	269
Loss on issuance of convertible debt	846	1,265
Change in fair value of derivative liability	(4,751)	(8)
Bad debt expense	18	-
Stock-based compensation expense	939	3,448
Changes in assets and liabilities:
Accounts receivable	(104)	1,788
Inventories	(409)	(342)
Deferred cost, related parties	(6,227)	-
Prepaid expenses and other current assets	160	117
Prepaid advertising	41	-
Accounts payable	(461)	(780)
Accounts payable, related parties	937	(635)
Accrued expenses	360	(124)
Accrued expenses, related parties	59	399
Deferred revenue	4,817	1,178
Net cash used in operating activities	(7,695)	(4,026)

Cash flows from investing activities:
Acquisition of equipment	-	(16)

Net cash used in investing activities	-	(16)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	428	906
Issuance of secured convertible debentures	5,250	2,250
Proceeds from notes payable, related party	2,900	1,500
Repayment of notes payable	(1,040)	(1,040)

Net cash provided by financing activities	7,538	3,616

Net decrease in cash	(157)	(426)
Cash and cash equivalent
Beginning of year	346	772
End of year	$189	$346

Supplemental information from non-cash investing and financing activities

Interest payments	$-	$-
Income taxes paid	$6	$10
Inventory exchanged for prepaid advertising	$-	$337
Interest paid in common stock	$276	$42

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of June 30, 2013, the Company had an accumulated deficit of $75,303, with total stockholders’ deficit of $13,357.  The Company had a working capital deficit of $12,110 at June 30, 2013 and is currently in default of the related party note payable disclosed in note 8.  The note that matured on June 30, 2013 has not been extended and is payable upon demand.

The Company has undertaken, and will continue to implement, various measures to address its financial condition, including:

●	Continue discussions with existing and potential new investors regarding an investment in the Company.
●	Seek debt, equity and other forms of financing, including funding through strategic partnerships.
●	Attempt to increase revenues in order to reduce or eliminate the Company’s operating losses and enable it to meet its financial obligations.
●	Reduce expenses to conserve cash.
●	Defer certain marketing activities.
●	Investigate and pursue transactions with third parties, including strategic transactions and relationships.

The Company plans to increase revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company will attempt to raise capital from external sources in order to enable it to continue to meet its financial obligations until it achieves profitability or generates positive cash flow.

There can be no assurance that the Company will be able to secure the additional funding the Company needs.  If the Company’s efforts to do so are unsuccessful, the Company will be required to further reduce or eliminate the Company’s operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for uncollectible accounts receivable for estimated losses resulting from the likelihood that customers will fail to make payments. Management determines the estimate of the allowance for uncollectible accounts receivable by considering a number of factors, including: (1) historical experience; (2) aging of the accounts receivable; and (3) specific information obtained by the Company on the financial condition and the current creditworthiness of its customers.

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

Advertising and Promotional Costs – Advertising and promotion costs, which are included in selling, general and administrative expense, are expensed as incurred.  During the years ended June 30, 2013 and 2012, advertising and promotion costs totaled $2,965 and $1,061 respectively.

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the years ended June 30, 2013 and 2012, shipping cost totaled $349 and $200, respectively.

Research and Development Costs – Research and development costs, which are included in selling, general and administrative expense, consist primarily of salaries and employment related expenses, independent testing fees and allocated facility costs.  All such costs are charged to expense as incurred. During the years ended June 30, 2013 and 2012, research and development costs totaled $557 and $509, respectively.

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

	Years Ended June 30,
	2013	2012
Potentially dilutive securities:
Outstanding time-based stock options	24,757,000	24,607,000
Convertible note	44,118,000	13,235,000
Warrants	22,059,000	11,485,000

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

The Company’s financial instruments at June 30, 2013 consist of accounts receivable, accounts payable, notes payable and derivative liability.  The Company believes the reported carrying amounts of its accounts receivable, accounts payable, derivative instruments and related party debt approximate fair value, based upon the short-term nature of these instruments.

3.           INVENTORIES, NET

Inventories consist of the following:
	June 30, 2013	June 30, 2012
Raw materials	$676	$446
Finished goods	128	247
	$804	$693

Inventories are presented net of reserves of $1,181 and $925 at June 30, 2013 and 2012, respectively.  The Company recorded a direct write-off of $42 against the obsolescence reserve for reserved inventory disposed of and increased the obsolescence reserve by $298 for the year ended June 30, 2013.

4.           DEFERRED COST, RELATED PARTY

In December 2012, the Company received $6,000 for the purchase of well service products in anticipation of future sales by its E&B Green Solutions L.P., a company controlled by Francesco Galesi (“Galesi”) who is deemed a related party to the Company.  The Company did not report the receipt of the funds as revenue during the twelve months ended June 30, 2013 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of June 30, 2013, a deferred cost and corresponding deferred revenue totaling approximately $6,227 and $6,000, respectively, was recorded.   The anticipated proceeds from the sale are expected to be greater than the current value of the asset.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	June 30, 2013	June 30, 2012	Estimated Useful Lives
Research & Development equipment	$77	$77	5-10
Furniture, fixtures and office equipment	37	37	3-5
Total property and equipment, gross	114	114
Less: accumulated depreciation	85	63
	$29	$51

Depreciation charges totaled $22 and $23 for the years ended June 30, 2013 and 2012, respectively.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:
	June 30, 2013	June 30, 2012	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,618	1,431
	$932	$1,119

Expected amortization of intangible assets is as follows:
2014	$186
2015	186
2016	186
2017	186
2018	188
$932

Amortization expense included in depreciation and amortization totaled $186 for the years ended June 30, 2013 and 2012, respectively.

7.	ACCRUED EXPENSES AND RELATED PARTIES

Accrued liabilities consist of the following:

	June 30, 2013	June 30, 2012
Accrued payroll and taxes	$383	$537
Accrued interest	274	245
Accrued sponsorship fees	218	-
Accrued board of director fees	189	150
Other	44	92
	$1,108	$1,024

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Accrued liabilities, related party consist of the following:
	June 30, 2013	June 30, 2012
Accrued other	$162	$309
Accrued interest	357	151
	$519	$460

8.	NOTES PAYABLE, RELATED PARTY
Notes payable consist of the following:
	June 30, 2013	June 30, 2012
3.25 % secured note	$60	$100
6% secured note, related party	3,400	1,500
	$3,460	$1,600

3.25% Secured note
As of June 30, 2013 and June 30, 2012, accrued interest was $234 and $232, respectively.

6.0% Secured note, related party
The note is held by a related party and is secured by eligible accounts receivable and purchase orders. In September 2012, the interest rate was changed to 6% from 12% retro-active to January 1, 2012.  As a result the Company recorded an adjustment of $75 to interest expense.  As of June 30, 2013 and June 30, 2012 accrued interest of $283 and $128, respectively, was due on the note.  The note matured on June 30, 2013.  It has not been extended and currently is in default and payable upon demand.

9.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 10) are convertible into shares of Common Stock at a conversion price of $0.17 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture and accounted for as a derivative liability in the accompanying consolidated balance sheet.

The Company recognizes their derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss. The Company records the conversion feature as a liability based upon its fair value on each reporting date.

The table below summarizes the fair values of the Company’s financial liabilities:
	Fair Value at
	June 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,794	$-	$-	$2,794
	$2,794	$-	$-	$2,794

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

	Fair Value at
	June 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,118	$-	$-	$2,118
	$2,118	$-	$-	$2,118

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Balance at beginning of year	$2,118	$-
Additions to derivative instruments	3,780	2,207
Change in fair market value of the derivative liability	(3,104)	(89)
Balance at end of year	$2,794	$2,118

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:
	June 30, 2013	June 30, 2012
Number of shares	44,118,000	13,235,000
Conversion Price	$0.17	$0.17
Volatility	116% -119%	119%
Risk-free interest rate	0.14%-0.71%	0.30%
Expected dividend yield	0%	0%
Life of Debentures (years)	1.5-2.7	2.4

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

The Company accounts for the Warrants as derivative liabilities in the accompanying consolidated balance sheet.

The Company recognizes its derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss.
The table below summarizes the fair values of the Company’s financial liabilities:

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

	Fair Value at
	June 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Warrants	$2,058	$-	$-	$2,058
	$2,058	$-	$-	$2,058

	Fair Value at
	June 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,389	$-	$-	$1,389
	$1,389	$-	$-	$1,389

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Balance at beginning of year	$1,389	$-
Additions to derivative instruments	2,316	1,308
Change in fair market value	(1,647)	81
Balance at end of year	$2,058	$1,389

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.
The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:
	June 30, 2013	June 30, 2012
Number of shares underlying the Warrants	22,059,000	6,617,000
Exercise Price	$0.21	$0.21
Volatility	118%-134%	151%
Risk-free interest rate	0.71%-.1.50%	0.67%
Expected dividend yield	0%	0%
Warrant life (years)	3.5-4.7	4.5

10.	SECURED CONVERTIBLE DEBENTURE, NET OF DEBT DISCOUNT

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

Secured convertible debentures, net of debt discount, consist of the following:

	June 30, 2013	June 30, 2012
Debentures	$7,500	$2,250
Debt discount ($7,500)	(4,896)	(1,812)
	$2,604	$438

The Company recorded an immediate loss on the issuance of the Debentures for the fair value of the conversion option and warrants exceeding the carrying value of the Debentures of approximately $846 and $1,265 for the year ended June 30, 2013 and 2012, respectively, in the accompanying consolidated statement of operations.  Total debt discount of $7,500 is being amortized over the life of the Debentures and is included in interest expense in the accompanying consolidated statement of operations.

In connection with the issuance of the Debentures and the Warrants, the Company recognized deferred financing costs of $92. These costs are being amortized over the life of the Debentures.  These costs are recognized under prepaid expenses and other current assets in the accompanying consolidated balance sheet.

The March 2013 Debentures are subject to a registration rights agreement and the Company has until March 31, 2014 to file.  If the Company does not file by this date, it will be subject to penalties.

Aggregate annual principal payments for the secured convertible debentures are as follows:

Year Ending June 30,
2015	$6,250
2016	$1,250
$7,500

11.	STOCKHOLDERS DEFICIT

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

During the fiscal year ended June 30, 2013, the Company sold 2,053,000 shares of Common Stock to LPC under the Purchase Agreement for aggregate gross proceeds of $450, offset by placement fees of $22.  In connection with these purchases, the Company issued an additional 26,000 shares of Common Stock as commitment fees to LPC.  The LPC agreement expires on September 30, 2013.

Other uses
For the fiscal year ended June 30, 2013, the Company issued 1,464,000 shares of Common Stock to pay accrued interest from April 1, 2012 to March 31, 2013 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $277 in October 2012, the Company issued 15,000 shares of Common Stock to pay for marketing fees.  The fair value of the shares in connection with this transaction totaled $3.

Stock Options
Common stock available for equity awards under the 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”), is 40,000,000 shares as of June 30, 2013. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.  At June 30, 2013, 15,243,000 shares are available for future grants under the 2008 Plan.

Option activity for the year ended June 30, 2013 and 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	25,459,000	$0.39	9.0 years
Granted	5,417,000	$0.17
Exercised	-0-
Forfeited and Cancelled	(6,269,000)	$0.39
Outstanding at June 30, 2012	24,607,000	$0.32	8.5 years
Granted	150,000	$0.29
Exercised	-0-
Forfeited and Cancelled	-0-
Outstanding at June 30, 2013	24,757,000	$0.32	7.5 years	$0
Exercisable at June 30, 2013	19,351,000	$0.35	7.2 years	$0

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2013.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

	For the Period Ended June 30, 2013	For the Period Ended June 30, 2012
Average expected life (years)	6.0	6.0
Average risk free interest rate	1.31%	3.3%
Expected volatility	168%	175%
Expected dividend rate	0%	0%
Expected forfeiture rate	5%	5%

Stock Option expense for the year ended June 30, 2013 was $939.

As of June 30, 2013 the unrecognized compensation expense is $597.

Warrants
Warrant activity for the fiscal year ended June 30, 2013 and June 30, 2012 is as follows:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	7,689,000	$0.28
Granted	6,618,000
Exercised	-0-
Forfeited and Cancelled	(2,822,000)	0.17
Outstanding at June 30, 2012	11,485,000	$0.25
Granted	15,441,000	0.21
Exercised	-0-
Forfeited and Cancelled	(4,867,000)	0.34
Outstanding and exercisable at June 30, 2013	22,059,000	$0.26	3.7 years	$-

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2013.

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

Jeff Marshall Separation Agreement
On May 16, 2011, William J. Marshall resigned from his positions as chairman and chief executive officer of the Company.  In connection with Mr. Marshall’s resignation, the Company and Mr. Marshall entered into a Separation Agreement (the “Agreement”) pursuant to which his employment agreement with the Company was terminated and the Company agreed to pay him all accrued and unpaid salary of $314.  As of June 30, 2013, the balance remaining is $36.  Due to his death in December 2012, the balance is due to his estate.

Lease Commitments
The Company’s current lease for its Hawthorne, NY headquarters expires on September 30, 2013.  Future minimum lease payments through the termination date total $10.  The Company has not renewed the lease and has entered into a month to month lease for $3 per month.

The Company’s lease for its Celebration, FL sales office expires on September 30, 2014.   Future minimum lease payments through the termination date total $54.

The Company also has a month to month lease of office space in Davis, CA for $1 per month. This facility houses the Company’s lab and research and development personnel.

Rent expense totaled $100 for the years ended June 30, 2013 and 2012, respectively.

13.	INCOME TAXES

The (provision) benefit for income taxes was $0 for the fiscal years ended 2013 and 2012, respectively.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	June 30, 2013	June 30, 2012
Statutory federal tax (benefit) rate	(34%)	(34%)
State and local taxes, net of federal benefit	(5%)	(7%)
Meals and entertainment	1%	1%
Stock based compensation	3%	2%
Loss on issuance of debentures	6%	-
Change in state effective rates	12%	-
Other various permanent differences	7%	-
Valuation Allowance	10%	38%
Effective Tax Rate	0%	0%

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

The tax effects of temporary differences that give rise to deferred tax assets consist of the following:

	June 30, 2013	June 30, 2012
Net Operating loss carry forwards - Federal	$19,678	$17,867
Net Operating loss carry forwards – State	1,121	1,594
Stock based compensation	6,526	6,518
Debt discount	1,018	-
Long-term assets	270	268
Deferred Compensation	270	230
Reserves and allowances	259	380
Deferred revenue	147	-
Other	29	-
Change in fair value of derivative	(1,860)	-
Total deferred assets	27,458	26,857
Valuation allowance	(27,458)	(26,857)
Net deferred tax assets	$0	$0

As of June 30, 2013, the Company had federal net operating loss carry forwards of approximately $57,878.  If not used, these carry forwards will expire between 2029 and 2033.

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

During the fiscal years ended 2013 and 2012, the Company did not have unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns for fiscal years 2009 through 2012 are currently open to audit by the tax authorities under the statute limitations for relevant federal and state jurisdictions.

14.           RELATED PARTY TRANSACTIONS

Inventek Collodial Cleaners, LLC (“Inventek”)
The Company purchased inventory from Inventek totaling $7,299 and $1,119 for the years ended June 30, 2013 and 2012, respectively.  Included in the 2013 purchases was $6,227 of well service products which is disclosed as deferred cost (see Note 4).    As of June 30, 2013 and June 30, 2012, amounts due to Inventek were $502 and $572, respectively. As of June 30, 2013, Inventek beneficially owned approximately 7.1% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette, Inc (“Marketiquette”)
The Company paid Marketiquette a total of $620 and $739 for the years ended June 30, 2013 and 2012, respectively, which are included in selling, general and administrative expenses.  As of June 30, 2013 and 2012, amounts due to Marketiquette were $140 and $284, respectively.  The wife of the Company’s President is the president and a director of Marketiquette.  As of June 30, 2013, Marketiquette beneficially owned approximately 5.1% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)
For the years ended June 30, 2013 and 2012, approximately 36% and 34% of the Company’s revenues, respectively, were earned from TTI.  As of June 30, 2013 and 2012 there were no amounts due from TTI.  As of June 30, 2013 and 2012, amounts due to TTI, included in accounts payable and accrued expenses, were $2,079 and $670, respectively.  As of June 30, 2013 and 2012 advances received from TTI for future sales of cleaning and performance products were $375 and $1,558, respectively.  In addition, as of June 30, 2013 and 2012, the Company was indebted to TTI in the amount of $3,400 and $1,500, exclusive of accrued interest.  These amounts are evidenced by a 6.0% secured note.  (See note 8.)  As of June 30, 2013, TTI beneficially owned approximately 19.4% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Francesco Galesi (“Galesi”)
For the year ended June 30, 2013 and 2012, approximately 14% and 24% of the Company’s revenues, respectively, were to companies owned or controlled by Galesi.  As of June 30, 2013 and 2012, amounts due from these entities totaled $0 and $345, respectively.  As of June 30, 2013 and 2012, the amounts due to these entities included $3,176 and $2,338 of derivative liability, respectively, and $1,413 and $314 for the Debentures, net of debt discount plus accrued interest, respectively.  As of June 30, 2013, Galesi beneficially owned approximately 22% of the Company’s issued and outstanding shares of Common Stock.  In December, 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying consolidated statement of operations (See Note 4).

Walter Raquet (“Raquet”)
Walter Raquet is a Director and a member of the audit committee.  As of June 30, 2013 and 2012, the amounts due to Raquet included $2,078 and $0 of derivative liability, respectively, and $497 and $3 for the Debentures, net of debt discount plus accrued interest, respectively.  As of June 30, 2013, Raquet beneficially owned approximately 10.6% of the Company’s issued and outstanding shares of Common Stock.

15.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Accounts Receivable
The following customers represent the majority of the Company’s sales for the twelve months ended June 30, 2013 and 2012, respectively, and accounts receivable for the twelve months ended June 30, 2013 and 2012, respectively:
	June 30, 2013	June 30, 2012
Sales
TTI	36%	34%
Menards	30%	15%
Galesi Entities	14%	24%
Walmart	9%	20%

Accounts Receivable
Menards	69%	-
Walmart	22%	33%
Galesi Entities	-	54%

Inventory and Accounts Payable
The Company purchases its performance products from Delta Petroleum Company, its cleaning products from Inventek and its power washer equipment products from TTI.  The following is the Company’s inventory purchased from these vendors for the twelve months ended June 30, 2013 and 2012, respectively and accounts payable to these vendors for the twelve months ended June 30, 2013 and 2012, respectively:

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

	June 30, 2013	June 30, 2012
Inventory purchased
Inventek	$7,299	$1,119
Delta	4,678	4,956
TTI	2,525	973

Accounts Payable
Inventek	$502	$572
Delta	1,191	1,593
TTI	1,634	670

16.          SUBSEQUENT EVENTS

Restricted Stock Awards
During the first quarter of fiscal 2014, the Company issued 935,000 restricted stock awards to employees for their agreement to a temporary reduction in their salary.

Private Placement
In September 2013, the Company issued 8,000,000 shares of common stock and warrants to purchase 2,666,667 shares of common stock at $0.10 per share for gross proceeds of $800 to Raquet.