Form 10-Q
period 2013-09-30
GREEN EARTH TECHNOLOGIES, INC
filed 2013-11-08
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

As of November 8, 2013, the issuer had a total of 160,517,604 shares of common stock, $0.001 par value, outstanding.

PART I.                      FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$163	$189
Accounts receivable, less allowance of $26 and $26	120	726
Deferred cost, related party	6,227	6,227
Inventories, net	648	804
Prepaid expenses and other current assets	353	251
Total current assets	7,511	8,197
Property and equipment, net	25	29
Prepaid advertising	296	296
Intangibles, net	886	932
Total assets	$8,718	$9,454

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	1,893	1,718
Accounts payable, related parties	1,750	2,275
Accrued expenses	1,072	1,108
Accrued expenses, related parties	599	519
Deferred revenue, related party	6,413	6,375
Notes payable, related parties	4,260	3,460
Derivative liability	4,265	4,852
Total current liabilities	20,252	20,307
Secured convertible debentures, net of debt discount	3,333	2,604
Total liabilities	23,585	22,911

Commitments

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 159,652,002 and 157,697,103 shares issued and outstanding, as of September 30, 2013 and June 30, 2013	160	158
Additional paid-in capital	62,101	61,688
Accumulated deficit	(77,128)	(75,303)
Total stockholders' deficit	(14,867)	(13,457)
Total liabilities and stockholders' deficit	$8,718	$9,454

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,
	2013	2012

Net sales	$1,140	$2,081

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,132	1,763
Selling, general and administrative expenses	998	1,864
Stock-based compensation	281	247
Depreciation and amortization	51	52
	2,462	3,926

Loss from operations	(1,322)	(1,845)
Other income (expense):
Change in revaluation of derivatives	587	1,455
Interest expense, net	(1,090)	(238)

Loss from operations before income taxes	(1,825)	(628)

Income tax	-	-

Net loss	$(1,825)	$(628)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	159,281,000	154,337,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited) (in thousands)
	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2013	157,697,103	$158	$61,688	$(75,303)	$(13,457)

Shares issued for interest	794,899	1	113	-	114
Restricted shares for employee compensation	935,000	1	111	-	112
Issuance of common stock to settle trade payable	200,000	-	20	-	20
Shares issued for services	25,000	-	4		4
Stock-based compensation		-	165	-	165
Net loss	-	-	-	(1,825)	(1,825)
Balance at September 30, 2013	159,652,002	$160	$62,101	$(77,128)	$(14,867)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,825)	$(628)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	51	52
Amortization of debt discount and deferred financing costs	729	188
Increase in allowance for inventory	-	2
Change in fair value of derivative liability	(587)	(1,455)
Stock-based compensation expense	281	247
Changes in assets and liabilities:
Accounts receivable	606	242
Inventories	157	(223)
Prepaid expenses and other current assets	(104)	3
Accounts payable	195	83
Accounts payable, related parties	(525)	314
Accrued expenses	77	27
Accrued expenses, related parties	81	38
Deferred revenue	38	(506)
Net cash used in operating activities	(826)	(1,616)

Cash flows from financing activities
Proceeds from note payable, related parties	800	1,900
Repayment of notes payable	-	(20)

Net cash provided by financing activities	800	1,880

Net Increase (decrease) in cash	(26)	264
Cash and cash equivalent
Beginning of period	189	346
End of period	$163	$610

Supplemental information
Interest payments	$-	$-
Income taxes paid	$4	$-

Non-cash investing and financing activities
Interest paid in common stock	$114	$34
Issuance of common stock to settle trade payable	$20	$-

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Well! Inc., (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware.  The Company markets, sells and distributes environmentally safe lubricants, cleaning products and oil well service products.  The Company’s product line crosses multiple channels including the automotive aftermarket, oil well services, marine and outdoor power small engine and cleaning markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2013 included in the Company’s Annual Report on Form 10K filed in September 2013 (the “2013 Annual Report”).

Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2013 Annual Report.

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of September 30, 2013, the Company had an accumulated deficit of $77,128, with total stockholders’ deficit of $14,867.  The Company has a working capital deficit of $12,741 at September 30, 2013 and is currently in default of the 3.25% Secured Note and the 6% Secured Note issued to related parties, disclosed in note 6.  These notes matured on September 30, 2013 and June 30, 2013, respectively, and has not been extended and is payable upon demand.

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

There can be no assurance that the Company will be able to secure the additional funding the Company needs.  If the Company’s efforts to do so are unsuccessful, the Company will be required to further reduce or eliminate  the Company’s operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

2.           INVENTORIES, NET

Inventories consist of the following:

	September 30, 2013	June 30, 2013
Raw materials	$98	$128
Finished goods	550	676
	$648	$804

Inventories are presented net of an obsolescence reserve of $1,181 at September 30, 2013 and June 30, 2013, respectively.

3.	DEFERRED COST, RELATED PARTY

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P., The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of September 30, 2013 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of September 30, 2013, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sale are expected to be greater than the current value of the Deferred Cost.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2013	June 30, 2013	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,664	1,618
	$886	$932

Expected amortization of intangible assets is as follows:

2014	$140
2015	186
2016	186
2017	186
2018	188
$886

Amortization expense included in depreciation and amortization totaled $47 for the three months ended September 30, 2013 and 2012, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2013	June 30, 2013
Accrued payroll and taxes	$374	$383
Accrued interest	275	274
Accrued sponsorship fees	174	218
Accrued board of director fees	198	189
Other	51	44
	$1,072	$1,108

Accrued expenses, related party consist of the following:

	September 30, 2013	June 30, 2013
Accrued interest	$409	$357
Accrued other	190	162
	$599	$519

6.	NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consist of the following:

	September 30, 2013	June 30, 2013
3.25 % Secured note	$60	$60
Bridge loan, related party	800	-
6% Secured note, related party	3,400	3,400
	$4,260	$3,460
3.25% Secured note
As of September 30, 2013 and June 30, 2013, accrued interest was $234.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears interest at a rate which is three percent (3.0%) per annum greater than the current rate.  Thus, effective October 1, 2013, the new interest rate is 6.25%.

Bridge loan, related party
In September 2013, Walter Raquet, who is a board member of the Company, loaned the company $800. As of September 30, 2013, the terms of the loan have not yet been finalized.

6.0% Secured note, related party
The note is held by a related party and is secured by eligible accounts receivable and purchase orders.  As of September 30, 2013 and June 30, 2013 accrued interest of $335 and $283, respectively, was due on the note.  The note matured on June 30, 2013.  It has not been extended and currently is in default and payable upon demand.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

7.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 8) are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.17 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,426	$-	$-	$2,426

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Balance at beginning of period	$2,794	$2,118
Additions to derivative instruments	-	3,780
Change in fair market value of the derivative liability	(368)	(3,104)
Balance at end of period	$2,426	$2,794

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	September 30, 2013	June 30, 2013
Number of shares	44,118,000	44,118,000
Fair market value of stock	$0.13	$0.13
Conversion Price	$0.17	$0.17
Volatility	113% -122%	116% -119%
Risk-free interest rate	0.10%-.50%	0.14%-0.71%
Expected dividend yield	0%	0%
Life of Debentures (years)	1.2-2.4	1.5-2.7

Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 22,059,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 3,677,000 shares of Common Stock are exercisable at any time on or before March 31, 2018.  The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,839	$-	$-	$1,839

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2013 and June 2013:

	September 30, 2013	June 30, 2013
Balance at beginning of period	$2,058	$1,389
Additions to derivative instruments	-	2,316
Change in fair market value	(219)	(1,647)
Balance at end of period	$1,839	$2,058

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.
The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	September 30, 2013	June 30, 2013
Number of shares underlying the Warrants	22,059,000	22,059,000
Fair market value of stock	$0.13	$0.13
Exercise Price	$0.21	$0.21
Volatility	115%-128%	118%-134%
Risk-free interest rate	0.66%-.1.42%	0.71%-.1.50%
Expected dividend yield	0%	0%
Warrant life (years)	3.2-4.5	3.5-4.7

8.	SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

Secured convertible debentures, net of debt discount, consist of the following:

	September 30, 2013	June 30, 2013
Convertible Debentures	$7,500	$7,500
Debt discount ($7,500)	(4,167)	(4,896)
	$3,333	$2,604

Debt discount of $7,500 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

The March 2013 Debentures are subject to a registration rights agreement and the Company has until March 31, 2014 to file.  If the Company does not file by this date, it will be subject to default penalties.

Aggregate annual principal payments for the secured convertible debentures are as follows:

Year Ending June 30,
2015	$6,250
2016	1,250
$7,500

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

9.	STOCKHOLDERS DEFICIT

Shares issued for interest
In July 2013, the Company issued 795,000 shares of Common Stock to pay the accrued interest from April 1, 2013 to June 30, 2013 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $114.

Restricted Stock Awards
During the first quarter of fiscal 2014, the Company issued 575,000 and 360,000 restricted stock awards to employees and Marketiquette, Inc (“Marketiquette”), respectively, for their agreement to a temporary reduction in their salary and marketing fees, respectively.  The fair value of the shares in connection with this transaction totaled $69 and $43, respectively.

Other uses
In September 2013, the Company issued 200,000 and 25,000 shares of Common Stock to pay for outstanding debt and marketing fees, respectively.  The fair value of the shares in connection with these transactions totaled $20 and $4, respectively.

10.      RELATED PARTY TRANSACTIONS

Inventek
The Company purchased inventory from Inventek totaling $53 and $747 for the three months September 30, 2013 and 2012, respectively.  As of September 30, 2013, a credit of $250 was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of June 30, 2013, amounts due to Inventek were $502.  As of September 30, 2013, Inventek beneficially owned approximately 7.0% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette
The Company paid Marketiquette for marketing services a total of $132 and $161 for the three months ended September 30, 2013 and 2012, respectively, which are included in selling, general and administrative expenses.  The Company issued 360,000 restricted shares to Marketiquette for marketing services during the three months ended September 30, 2013, which are included in stock-base compensation expenses.  The fair value of the shares in connection with this transaction totaled $43.  As of September 30, 2013 and June 30, 2013, amounts due to Marketiquette were $161 and $140, respectively. The wife of the Company’s President is the president and a director of Marketiquette.  As of September 30, 2013, Marketiquette beneficially owned approximately 5.6% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)
For the three months ended September 30, 2013 and 2012, approximately 57% and 23% of the Company’s revenues, respectively, were earned from TTI.  As of September 30, 2013 and June 30, 2013, amounts due to TTI, included in accounts payable and accrued expenses, were $2,141 and $2,079, respectively.  As of September 30, 2013 and June 30, 2013 advances received from TTI for future sales of cleaning and performance products was $413 and $375, respectively.  As of September 30, 2013 and June 30, 2013, amounts due to TTI, for the 6.0% secured note was $3,400.  The note matured on June 30, 2013.  It has not been extended and currently is in default and payable upon demand (See note 6).  As of September 30, 2013, TTI beneficially owned approximately 18.2% of the Company’s issued and outstanding shares of Common Stock.

Galesi
For the three months ended September 30, 2013 and 2012, approximately 2% and 53% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  As of September 30, 2013 and June 30, 2013, the amounts due from these entities totaled $18 and $0, respectively.  As of September 30, 2013 and June 30, 2013, amounts due to Galesi included $1,789 and $1,413 for the 6% Debentures, net of debt discount plus accrued interest, respectively.  Principal of $3,000 on the Debentures are due December 31, 2014.  As of September 30, 2013, Galesi beneficially owned approximately 21.9% of the Company’s issued and outstanding shares of Common Stock.

In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations (See Note 3).

Walter Raquet (“Raquet”)
Walter Raquet is a Director and a member of the audit committee.  As of September 30, 2013 and June 30, 2013, the amounts due to Mr. Raquet included $688 and $497 for the 6% Debentures, net of debt discount plus accrued interest, respectively.  Principal of $1,250 and $625 on the Debentures are due December 31, 2014 and March 31, 2016, respectively.  As of September 30, 2013 amounts due to Raquet for the bridge loan was $800 (See note 6).  As of September 30, 2013, Mr. Raquet beneficially owned approximately 10.8% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

11.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable
The following customers represent the majority of the Company’s sales for the three months ended:

	September 30, 2013	September 30, 2012
Sales
Galesi entities	2%	53%
TTI	57%	23%
Menards	23%	8%
Walmart	1%	6%

	September 30, 2013	June 30, 2013
Accounts Receivable
Menards	13%	-
Walmart	-	33%
Galesi	15%	54%

Inventory and Accounts Payable
The Company purchases its performance products from Delta Petroleum Company (“Delta”), its cleaning and well service products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	September 30, 2013	September 30, 2012
Inventory Purchased
Inventek	$53	$747
Delta	710	1,226
TTI	273	163

	September 30, 2013	June 30, 2013
Accounts Payable
Inventek	$-	$502
Delta	1,193	1,191
TTI	1,617	1,634

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

Three Months Ended September 30, 2013 and 2012

Our activities for the three months September 30, 2013 and 2012 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products and development of mass market product distribution networks for the intended distribution of our products.

Our results of operations are as follows:

	Three Months Ended September 30,
	2013	2012

Net sales	$1,140	$2,081
Loss from operations	$(1,322)	$(1,845)
Change in revaluation of derivatives	587	1,455
Interest expense, net	(1,090)	(238)
Net loss	$(1,825)	$(628)

         Net Sales

Net sales for the three months ended September 30, 2013 were $1,140, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils and G-CLEAN® pressure washing products.  Net sales for the three months ended September 30, 2012 were $2,081, primarily attributed to sales of G-CLEAN® oil and gas well service products, G-OIL® outdoor power equipment 4-cycle engine oils,   G-OIL® 5W-30 motor oil and G-CLEAN® pressure washing products. The decrease in net sales from 2012 to 2013 is due to prior year sales of G-CLEAN® oil and gas well service products compared to no sales for the months ended September 30, 2013.

For the three months ended September 30, 2013, approximately 80% of our sales were from two customers, TTI (The Home Depot) and Menards.  For the three months ended September 30, 2012, approximately 90% of our sales were from four customers, entities owned or controlled by Francesco Galesi (“Galesi Entities”), TTI, Menards, Inc, and Walmart.

Net sales are comprised as follows:

	Three Months Ended September 30,
	2013	2012
Performance products (oils)	$732	$776
Cleaning products	$408	$1,305
Total	$1,140	$2,081

                Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the three months ended September 30, 2013 and 2012 were $1,132, and $1,763, respectively.  The decrease in cost of sales from 2013 to 2012 is primarily due to the decrease in net sales.

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

               Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended September 30,
	2013	2012
Salaries	$208	$246
Selling, marketing, public relations and related	323	949
Development, product release and testing	82	141
Management and operating fees	129	229
Legal and professional	128	164
Occupancy, communications and all other, net	128	135
Total selling, general and administrative expenses	$998	$1,864

The decrease in salaries is due to the employee’s agreement to reduce their salary in exchange for restricted stock and a decrease in headcount.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and promotional spending.  The decrease in development, product release and testing is due to a reduction of third party testing.    The decrease in management and operating fees is due to lower shipping fees.

Stock-based compensation

Stock-based compensation expense for the three months ended September 30, 2013 and 2012 was approximately $281 and $247, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $51 and $52 for the three months ended September 30, 2013 and 2012, respectively.  Depreciation charges totaled $4 and $5 for the three months ended September 30, 2013 and 2012, respectively, and amortization expense for intangible assets totaled $47 for the three months ended September 30, 2013 and 2012, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $587 and $1,455 for three months ended September 30, 2013 and 2012, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Interest expense, net

Net interest expense for the three months ended September 30, 2013 and 2012 was approximately $1,090 and $238, respectively.  Interest expense consists of $729 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $186 in connection with the cancellation of the commitment shares included in the Lincoln Park Capital agreement, $115 in connection with the accrued interest on the outstanding secured convertible debentures, $52 for accrued interest on notes payable to related parties and $8 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At September 30, 2013 and June 30, 2013, we had $163 and $189 in cash and an accumulated deficit of $77,128 and $75,303, respectively.  At September 30, 2013 and June 30, 2013, we had a working capital deficit of $12,741 and 12,110, respectively.

Net cash used in operating activities was $826 and $1,616 for the three months ended September 30, 2013 and 2012, respectively. The decrease from 2012 to 2013 was primarily due to the decrease in funding and sales which generated less cash to spend on operations.

Net cash provided by financing activities was $800 and $1,880 for the three months ended September 30, 2013 and 2012, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of a note payable in the amount of $1,900 in 2012 compared to $800 in 2013.  The net proceeds from our financing activities were used to support purchases from suppliers and advertising costs.

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

Losses from operations are continuing subsequent to September 30, 2013 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

We realized gross proceeds of $6,250 ($2,250 in December 2011 and $4,000 in October 2012) from the sale of our 6.0% Secured Convertible Debentures due December 31, 2014 in the aggregate original principal amount of $6,250 and warrants to purchase 18,382,000 shares of our common stock at any time on or before December 31, 2016 to eight accredited investors.  In addition, in March 2013 we realized an additional $1,250 of gross proceeds from the sale of our 6.0% Secured Convertible Debentures, due March 31, 2016 in the aggregate original principal amount of $1,250 and warrants to purchase 3,677,000 shares of our common stock on or before March 31, 2018 to two accredited investors.  (The $7,500 aggregate principal amount of 6.0% Secured Convertible Debentures due December 31, 2014 and March 31, 2016 are herein referred to collectively as the “Debentures”; and the warrants issued together with the Debentures to purchase an aggregate of 22,059,000 shares of our common stock are referred to herein as the “Warrants” and the eight accredited investors who purchased the Debentures and the Warrants are herein referred to as the “Investors”).  Interest on the outstanding principal balance of the Debentures is payable quarterly in arrears in cash or shares of our common stock at our discretion.  The Debentures and the accrued but unpaid interest thereon are due upon the earlier of (i) the occurrence of an “event of default” (as defined in the Debentures) and (ii) their respective maturity dates.  The outstanding principal balance of the Debentures and all accrued but unpaid interest thereon may be converted at any time at the option of each Investor into shares of our common stock at a price of $0.17 per share (the “Conversion Price”).  We may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of September 30, 2013, we had an accumulated deficit of $77,128, with total stockholders’ deficit of $14,867.  We had a working capital deficit of $12,741 at September 30, 2013 and are currently in default of the related party notes payable disclosed in note 6.   These notes matured on September 30, 2013 and June 30, 2013, respectively, and has not been extended and is payable upon demand.

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

Contractual Arrangements

Significant contractual obligations as of September 30, 2013 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Sponsorship Agreements	$2,050	$525
Facility Lease	$44	$44

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the three months ended September 30, 2013, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. (All dollar amounts are in thousands)

In September 2013, we issued an aggregate of 225,000 shares of our common stock, with an aggregate fair market value of $24, to pay for outstanding debt and marketing fees.

In July 2013, we issued 795,000 shares of our common stock, with an aggregate fair market value of $114, to pay the accrued interest on the outstanding Debentures.

The foregoing issuanceswere exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

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

101.INS	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Schema Document*

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN EARTH TECHNOLOGIES, INC.

Date: November 8, 2013	By:	/s/ Jeffrey Loch
Name: Jeffrey Loch
Title: President and Chief Marketing Officer (Principal Executive Officer)

By:	/s/ Greg D. Adams
Name: Greg D. Adams
Title: Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)