Form 10-Q
period 2013-12-31
GREEN EARTH TECHNOLOGIES, INC
filed 2014-02-13
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 13, 2014, the issuer had a total of 160,517,604 shares of common stock, $0.001 par value, outstanding.

PART I.                      FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$92	$189
Accounts receivable, less allowance of $26 and $26	230	726
Deferred cost, related party	6,227	6,227
Inventories, net	456	804
Prepaid expenses and other current assets	286	251
Total current assets	7,291	8,197
Property and equipment, net	21	29
Prepaid advertising	296	296
Intangibles, net	839	932
Total assets	$8,447	$9,454

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	890	1,718
Accounts payable, related parties	1,756	2,275
Accrued expenses	1,230	1,108
Accrued expenses, related parties	634	519
Deferred revenue, related party	6,430	6,375
Notes payable, related parties	3,450	3,400
Notes payable	1,232	60
Secured convertible debentures, net of debt discount	3,750	-
Derivative liability	1,646	4,852
Total current liabilities	21,018	20,307
Secured convertible debentures, net of debt discount	387	2,604
Total liabilities	21,405	22,911

Commitments

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 160,517,604 and 157,697,103 shares issued and outstanding, as of December 31, 2013 and June 30, 2013	161	158
Additional paid-in capital	62,283	61,688
Accumulated deficit	(75,402)	(75,303)
Total stockholders' deficit	(12,958)	(13,457)
Total liabilities and stockholders' deficit	$8,447	$9,454

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Net sales	$616	$1,274	$1,755	$3,355

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	604	1,185	1,734	2,948
Selling, general and administrative expenses	879	2,060	1,878	3,924
Stock-based compensation	63	248	344	495
Depreciation and amortization	50	52	101	104
	1,596	3,545	4,057	7,471

Loss from operations	(980)	(2,271)	(2,302)	(4,116)

Other income (expense):
Change in revaluation of derivatives	4,068	(712)	4,655	743
Loss on issuance of convertible debt	(369)	(589)	(369)	(589)
Interest expense, net	(993)	(775)	(2,083)	(1,012)

Income (loss) before income taxes	1,726	(4,347)	(99)	(4,974)

Income tax	-	-	-	-

Net Income (loss)	$1,726	$(4,347)	$(99)	$(4,974)

Basic and diluted net income (loss) per common share	$0.01	$(0.03)	$(0.00)	$(0.03)

Basic and diluted weighted average common shares outstanding	160,503,000	155,125,000	159,892,000	154,731,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2013	157,697,103	$158	$61,688	$(75,303)	$(13,457)

Shares issued for interest	1,610,501	2	227	-	229
Restricted shares for employee compensation	935,000	1	111	-	112
Issuance of common stock to settle trade payable	250,000	-	25	-	25
Shares issued for services	25,000	-	4		4
Stock-based compensation		-	228	-	228
Net loss	-	-	-	(99)	(99)
Balance at September 30, 2013	160,517,604	$161	$62,283	$(75,402)	$(12,958)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31
	2013	2012
Cash flows from operating activities
Net loss	$(99)	$(4,974)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	101	104
Amortization of debt discount and deferred financing costs	1,533	812
Loss on issuance of convertible debt	369	589
Increase in allowance for inventory	110	8
Change in fair value of derivative liability	(4,655)	(743)
Stock-based compensation expense	344	496
Changes in assets and liabilities:
Accounts receivable	496	335
Inventories	239	(382)
Deferred cost, related party	-	(6,227)
Prepaid expenses and other current assets	(37)	125
Accounts payable	408	(956)
Accounts payable, related parties	(518)	647
Accrued expenses	351	168
Accrued expenses, related parties	115	(94)
Deferred revenue	55	5,178
Net cash used in operating activities	(1,188)	(4,914)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	190
Proceeds from issuance of secured convertible debentures	1,080	4,000
Proceeds from note payable, related parties	50	1,900
Repayment of notes payable	(39)	(1,020)

Net cash provided by financing activities	1,091	5,070

Net(decrease) increase in cash	(97)	156
Cash and cash equivalent
Beginning of period	189	346
End of period	$92	$502

Supplemental information
Interest payments	$-	$-
Income taxes paid	$4	$-

Non-cash investing and financing activities
Interest paid in common stock	$229	$69
Issuance of common stock to settle trade payable	$25	$-
Trade payable converted into note payable	$1,211	$-

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Well! Inc., (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware.  The Company markets, sells and distributes environmentally safe lubricants, cleaning products and oil well service products.  The Company’s product line crosses multiple channels including the automotive aftermarket, oil well services, marine and outdoor power small engine and cleaning markets. The Company sells to oil and gas exploration and production companies, home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2013 Annual Report.

Liquidity and Going Concern
Due to the Company’s limited capital, recurring losses and negative cash flows from operations and the Company’s limited ability to pay outstanding liabilities, there is substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that the Company will continue as a going concern.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of December 31, 2013, the Company had an accumulated deficit of $75,402, with total stockholders’ deficit of $12,958.  The Company has a working capital deficit of $13,727 at December 31, 2013 and is currently in default of the 3.25% Secured Note, the 6% Secured Notes issued to related party and a Promissory Note issued to our third party manufacturer, disclosed in note 6 and 7.  These notes matured on September 30, 2013, June 30, 2013 and April 30, 2014, respectively, and have not been extended and are payable upon demand.

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

2.           INVENTORIES, NET

Inventories consist of the following:
	December 31, 2013	June 30, 2013
Raw materials	$60	$128
Finished goods	396	676
	$456	$804

Inventories are presented net of an obsolescence reserve of $1,253 and $1,181 at December 31, 2013 and June 30, 2013, respectively.  During the period ended December 31, 2013 the Company recorded a direct write-off of $38 against the allowance for inventory disposed of previously reserved and increased the reserve by $110 for inventory remaining.

3.	DEFERRED COST, RELATED PARTY

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P., The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of December 31, 2013 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of December 31, 2013, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sale are expected to be greater than the current value of the Deferred Cost.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2013	June 30, 2013	Estimated Useful Lives
Purchased technology and exclusivity rights	$2,550	$2,550	7
Less: accumulated amortization	1,711	1,618
	$839	$932

Expected amortization of intangible assets is as follows:

2014	$93
2015	186
2016	186
2017	186
2018	188
$839

Amortization expense included in depreciation and amortization totaled $93 for the six months ended December 31, 2013 and 2012, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2013	June 30, 2013
Accrued payroll and taxes	$394	$383
Accrued interest	278	274
Accrued sponsorship fees	304	218
Accrued board of director fees	209	189
Other	45	44
	$1,230	$1,108

Accrued expenses, related party consist of the following:

	December 31, 2013	June 30, 2013
Accrued interest	$472	$357
Accrued other	162	162
	$634	$519

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

6.	NOTES PAYABLE, RELATED PARTIES

                        Notes payable, related parties consist of the following:

	December 31, 2013	June 30, 2013
6% Secured note, related party	$3,400	$3,400
Bridge loan, related party	50	-
	$3,450	$3,400

6.0% Secured note, related party
The note is held by a related party and is secured by eligible accounts receivable and purchase orders.  As of December 31, 2013 and June 30, 2013 accrued interest of $386 and $283, respectively, was due on the note.  The note matured on June 30, 2013.  It has not been extended and currently is in default and payable upon demand.

Bridge loan, related party
In December 2013, Galesi, who is a related party, loaned the Company $50.  As of December 31, 2013 the terms of the loan have not yet been finalized.

7.	NOTES PAYABLE

               Notes payable, consist of the following:

	December 31, 2013	June 30, 2013
Promissory Note	$1,172	$-
3.25 % Secured note	$60	$60
	$1,232	$60

Promissory note
In October 2013 our third party manufacturer, Olympic Oil Ltd  which is a company owned by Delta Petroleum Company (“Delta”)., entered into a $1,211 promissory note agreement with the Company for past due invoices. At December 31, 2013 the balance of the promissory note is $1,172. The note is payable in fifteen installments ending on April 30, 2014. Interest is 0% with a late fee of 1.5% if installments are not paid.  The Company is in default of the payments terms and being charged the late fee. The note has not been extended and payable on demand.

3.25% Secured note
As of December 31, 2013 and June 30, 2013, accrued interest was $235 and $234, respectively.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

8.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 9) are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.06 to $0.16 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Debentures	$1,087	$-	$-	$1,087

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Balance at beginning of period	$2,794	$2,118
Additions to derivative instruments	1,260	3,780
Change in fair market value of the derivative liability	(2,967)	(3,104)
Balance at end of period	$1,087	$2,794

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2013	June 30, 2013
Number of shares	64,875,000	44,118,000
Fair market value of stock	$0.05	$0.13
Conversion Price	$0.06-$0.16	$0.17
Volatility	130% -135%	116% -119%
Risk-free interest rate	0.13%-.50%	0.14%-0.71%
Expected dividend yield	0%	0%
Life of Debentures (years)	1.0-2.2	1.5-2.7

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)
Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 24,759,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.20-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 6,377,000 shares of Common Stock are exercisable at any time on or before March 31, 2018.  The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Warrants	$559	$-	$-	$559

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Balance at beginning of period	$2,058	$1,389
Additions to derivative instruments	189	2,316
Change in fair market value	(1,688)	(1,647)
Balance at end of period	$559	$2,058

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2013	June 30, 2013
Number of shares underlying the Warrants	24,758,000	22,059,000
Fair market value of stock	$0.05	$0.13
Exercise Price	$0.20-$0.21	$0.21
Volatility	124%-127%	118%-134%
Risk-free interest rate	0.80%-.1.42%	0.71%-.1.50%
Expected dividend yield	0%	0%
Warrant life (years)	3.0-4.2	3.5-4.7

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

9.	SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

In fiscal 2012 and 2013, the Company realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of its 6.0% Secured Convertible Debentures.  In November 2013, the Company realized gross proceeds of $1,080 from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 2,700,000 shares of Common Stock on or before March 31, 2018 to six accredited investors.  The November 2013 debentures have a conversion price of $0.06 per share.

In conjunction with the dilutive issuance of the November 2013 debentures the conversion price of fiscal 2012 and 2013 debentures is reduced from $0.17 to $0.16 per share.   Additionally the associated warrants exercise price is reduced from $0.21 to $0.20 per share.

Secured convertible debentures, net of debt discount, consist of the following:

	December 31, 2013	June 30, 2013
Convertible Debentures	$8,580	$7,500
Debt discount	(4,443)	(4,896)
	$4,137	$2,604

As of December 31, 2013, the current and non-current portions of the secured convertible debentures, net of debt discount were $3,750 and $387, respectively.  Debt discount of $8,580 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

The March 2013 and November 2013 Debentures are subject to a registration rights agreement and the Company has until March 31, 2014 to file.  If the Company does not file by this date, it may be subject to default penalties.

Aggregate annual principal payments for the secured convertible debentures are as follows:

Year Ending December 31,
2014	$6,250
2015	-
2016	2,330
$8,580

10.	STOCKHOLDERS DEFICIT

Shares issued for interest
For the six months ended December 31, 2013, the Company issued 1,611,000 shares of our common stock to pay accrued interest from April 1, 2013 to September 30, 2013 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $229.

Restricted Stock Awards
For the six months ended December 31, 2013, the Company issued 575,000 and 360,000 restricted stock awards to employees and Marketiquette, Inc (“Marketiquette”), respectively, for their agreement to a temporary reduction in their cash based salary and marketing fees, respectively.  The fair value of the shares in connection with this transaction totaled $69 and $43, respectively.

Other uses
For the six months ended December 31, 2013, the Company issued 250,000 and 25,000 shares of Common Stock to pay for outstanding trade payables and marketing fees, respectively.  The fair value of the shares in connection with these transactions totaled $25 and $4, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)
Warrants
Warrant activity for the six months ended December 31, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2013	22,059,000	$0.21
Granted	2,700,000	0.21
Exercised	-0-
Outstanding and exercisable at June 30, 2013	24,759,000	$0.20	3.3 years	$-

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2013.

11.           COMMITMENTS

Significant contractual obligations as of December 31, 2013 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Sponsorship Agreements	$2,050	$675
Facility Lease	$33	$33

12.           RELATED PARTY TRANSACTIONS

Inventek
The Company purchased inventory from Inventek totaling $9 and $6,358 for the three months December 31, 2013 and 2012, respectively, and $62 and $7,104 for the six months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, a credit of $173 was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of June 30, 2013, amounts due to Inventek were $502.  As of December 31, 2013, Inventek beneficially owned approximately 7.0% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette
The Company paid Marketiquette for marketing services a total of $116 and $137 for the three months ended December 31, 2013 and 2012, respectively, and $248 and $298 for the six months ended December 31, 2013 and 2012, respectively, which are included in selling, general and administrative expenses.  The Company issued 360,000 restricted shares to Marketiquette for marketing services during the six months ended December 31, 2013, which are included in stock-base compensation expense.  The fair value of the shares in connection with this transaction totaled $43.  As of December 31, 2013 and June 30, 2013, amounts due to Marketiquette were $167 and $140, respectively. The wife of the Company’s President is the president and a director of Marketiquette.  As of December 31, 2013, Marketiquette beneficially owned approximately 5.5% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)
For the three months ended December 31, 2013 and 2012, approximately 54% and 23% of the Company’s revenues, respectively, were earned from TTI and for the six months ending December 31, 2013 and 2012, approximately 56% and 23% of the Company’s revenues, respectively, from TTI.  As of December 31, 2013 and June 30, 2013, amounts due to TTI, included in accounts payable and accrued expenses, were $2,137 and $2,079, respectively.  As of December 31, 2013 and June 30, 2013 advances received from TTI for future sales of cleaning and performance products was $430 and $375, respectively.  As of December 31, 2013 and June 30, 2013, amounts due to TTI, for the 6.0% secured note was $3,400.  The note matured on June 30, 2013 and has not been extended.  The 6.0% secured note is in default and payable upon demand (See note 6).  As of December 31, 2013, TTI beneficially owned approximately 17.2% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Galesi
For the three months ended December 31, 2013 and 2012, approximately 5% and 0% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  For the six months ended December 31, 2013 and 2012, approximately 3% and 33% of the Company’s revenues, respectively, were earned from Galesi.  As of December 31, 2013 and June 30, 2013, the amounts due from these entities totaled $29 and $345, respectively.  As of December 31, 2013 and June 30, 2013, amounts due to Galesi included $1,898 and $1,413 for the 6% Debentures, net of debt discount plus accrued interest, respectively.  Principal of $3,000 on the Debentures are due December 31, 2014.  As of December 31, 2013, Galesi beneficially owned approximately 22.5% of the Company’s issued and outstanding shares of Common Stock.
In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations (See Note 3).

Walter Raquet (“Raquet”)
Walter Raquet is a Director of the Company and a member of the audit committee.  As of December 31, 2013 and June 30, 2013, the amounts due to Mr. Raquet included $946 and $497 for the 6% Secured Convertible Debentures, net of debt discount plus accrued interest, respectively.  Principal of $1,250 and $1,425 on the Debentures are due December 31, 2014 and March 31, 2016, respectively.  As of December 31, 2013, Mr. Raquet beneficially owned approximately 18.3% of the Company’s issued and outstanding shares of Common Stock.

13.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable
The following customers represent the majority of the Company’s sales for the six months ended:

	December 31, 2013	December 31, 2012
Sales
TTI	56%	23%
Menards	10%	23%
Galesi entities	3%	33%

	December 31, 2013	June 30, 2013
Accounts Receivable
Walmart	48%	33%
Galesi	13%	54%

Inventory and Accounts Payable
The Company purchases its performance products from Delta, its cleaning and well service products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	December 31, 2013	December 31, 2012
Inventory Purchased
Inventek	$62	$7,104
Delta	1,157	1,927
TTI	273	885

	December 31, 2013	June 30, 2013
Accounts Payable
Inventek	$-	$502
Delta	1,355	1,191
TTI	1,589	1,634

Included in Delta accounts payable is a promissory note of $1,172 (see note 7).

14.	SUBSEQUENT EVENTS

In February 2014, the Company realized gross proceeds of $420 from the sales of 6% Convertible Debenture, due March 31, 2016, in the aggregate original principal amount of $420 and Warrants to five accredited investors.

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

Overview of our Business

We create, develop, distribute and market an array of ultimate biodegradable G-Branded, environmentally-friendly, bio-based lubricants, cleaning and well service products.  These products, branded as either G-OIL® or G-CLEAN®, compete in a variety of trade class channels, including the automotive aftermarket (auto care), lawn & garden “do-it-yourself” category (outdoor power equipment, lubricants and cleaning detergents) and the oil & gas industry (cleaning, bio-remediation and well stimulation).

Our technology platform for manufacturing innovative proprietary and patented pending high performing “green” products is the end result of company created or licensed intellectual property.  These technologies replace traditional petroleum/hydrocarbon and chemical/solvents derived bases typically associated with conventional non-green products without compromising performance or value while delivering a more environmentally safer choice. We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers and industries alike the ability to ‘do their part’ in protecting the environment without paying more.

We sell the majority of our products directly to retailers and installers as well as through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals. Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Menards, ACE Hardware and Canadian Tire Corporation. We are actively pursuing relationships with other wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, lawn & garden and the oil and gas industry domestically and worldwide.  Manufactured domestically under supply and requirement contracts, our proprietary environmentally preferred base oils are comprised of fatty acids procured from either plant and vegetable oils or animal fats and are on the USDA BioPreferred® list. We have a patent pending BODA™ technology that accelerates the biodegradability of petroleum based lubricants which even further broadens the array of environment goals that our company is able to help end users procure.

We also offer a full range of products specifically engineered to help overcome the oil and gas industry’s challenges of working in the world’s oil fields.  Increased energy demands have expanded the obstacles faced by this industry as they try to preserve and do ‘no harm’ to the delicate eco-system when drilling wells.  Patent pending and tested by Petróleos de Venezuela, S.A (PDVSA) and E&B Green Solutions, L.P in Bakersfield, CA, our oil field products are a natural fit as they will clean, optimize and restore safety to this industry and our environment.

We believe that available “green choices” are limited, and of those available choices that claim to be green, found that they are not green, too expensive, not effective or any combination of the three. Our goal since 2007 has been to provide a superior green product at prices comparable to traditional products within the same category designation and to validate the proposition that by eliminating price and performance discrepancies, consumers and industries will usually go green. In oil fields, it is our mission to revolutionize how our potential customers meet their production, maintenance and spill remediation challenges with green solutions that enhance production, eliminate unnecessary costs and keep their people and the environment safer.  We trademarked the phrase “SAVE THE EARTH – SACRIFICE NOTHING®”, meaning that consumers and customers alike should not have to give up value or performance when choosing to go “green”.  We believe we succeeded in supporting this proposition as we have validated our results and claims via third party testing, participated in extreme conditions through automotive racing and track clean ups and gained and maintained distribution at some of the United States largest retailers.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended December 31, 2013 and 2012

Our activities for the three months December 31, 2013 and 2012 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products and development of mass market product distribution networks for the intended distribution of our products.
Our results of operations are as follows:
	Three Months Ended December 31,
	2013	2012

Net sales	$616	$1,274
Loss from operations	(980)	(2,271)
Change in revaluation of derivatives	4,068	(712)
Loss on issuance of convertible debt	(369)	(589)
Interest expense, net	(993)	(775)
Net income (loss)	$1,726	$(4,347)

Net Sales

Net sales for the three months ended December 31, 2013 were $616, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle and 2-cycle engine oils.  Net sales for the three months ended December 31, 2012 were $1,274, primarily attributed to sales of G-CLEAN® pressure washing products and G-OIL® outdoor power equipment 4-cycle engine oils.  The decrease in net sales from 2012 to 2013 is due to prior year sales of G-CLEAN® pressure washing products compared to no sales for the three months ended December 31, 2013.

For the three months ended December 31, 2013, approximately 72% of our sales were from two customers, TTI (The Home Depot) and Walmart.  For the three months ended December 31, 2012, approximately 88% of our sales were attributable to three customers, Menards, Inc., TTI (The Home Depot) and Walmart.

Net sales are comprised as follows:

	Three Months Ended September 30,
	2013	2012
Performance products (oils)	$497	$612
Cleaning products	$119	$662
Total	$616	$1,274

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our manufacturer for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the three months ended December 31, 2013 and 2012 were $604, and $1,185, respectively.  The decrease in cost of sales from 2013 to 2012 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended December 31,
	2013	2012
Salaries	$209	$242
Selling, marketing, public relations and related	223	791
Development, product release and testing	88	200
Management and operating fees	97	208
Storage fees	-	323
Legal and professional	57	139
Occupancy, communications and all other, net	204	157
Total selling, general and administrative expenses	$878	$2,060

The decrease in salaries is due to the employee’s agreement to reduce their salary in exchange for restricted stock and a decrease in headcount.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and promotional spending.  The decrease in development, product release and testing is due to a reduction of third party testing.    The decrease in management and operating fees is due to lower consulting and shipping fees.  The storage fees are due to a prior year significant charge for raw materials stored on behalf of our manufacturer.  The decrease in legal and professional is due to prior year consulting fees in connection with government grant efforts and lower legal costs.

Stock-based compensation

Stock-based compensation expense for the three months ended December 31, 2013 and 2012 was approximately $63 and $248, respectively.  The decrease is due to lower stock options grants being issued by the Company compared to prior years.

Depreciation and amortization

Depreciation and amortization expense totaled $50 and $52 for the three months ended December 31, 2013 and 2012, respectively.  Depreciation charges totaled $3 and $5 for the three months ended December 31, 2013 and 2012, respectively, and amortization expense for intangible assets totaled $47 for the three months ended December 31, 2013 and 2012, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $4,068 for three months ended December 31, 2013 and an unfavorable adjustment of $712 for three months ended December 31, 2012.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $369 and $589 for the three months ended December 31, 2013 and 2012, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the three months ended December 31, 2013 and 2012 was approximately $993 and $775, respectively.  Interest expense consists of $804 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $129 in connection with interest on the outstanding secured convertible debentures, $52 for interest on notes payable to related parties and $8 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Six months Ended December 31, 2013 and 2012

Our activities for the six months December 31, 2013 and 2012 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products and development of mass market product distribution networks for the intended distribution of our products.
Our results of operations are as follows:
	Six months Ended December 31,
	2013	2012

Net sales	$1,755	$3,355
Loss from operations	(2,302)	(4,116)
Change in revaluation of derivatives	4,655	743
Loss on issuance of convertible debt	(369)	(589)
Interest expense, net	(2,083)	(1,012)
Net loss	$(99)	$(4,974)

Net Sales

Net sales for the six months ended December 31, 2013 were $1,755, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils and G-CLEAN® pressure washing products.  Net sales for the six months ended December 31, 2012 were $3,355, primarily attributed to sales of G-CLEAN® oil well service products, G-CLEAN® pressure washing products, G-OIL® outdoor power equipment 4-cycle engine oils and G-OIL® 5W-30 motor oil. The decrease in net sales from 2012 to 2013 is due to prior year sales of G-CLEAN® oil and gas well service products compared to no sales for the six months ended December 31, 2013 and lower sales G-CLEAN® pressure washing products.

For the six months ended December 31, 2013, approximately 66% of our sales were from two customers, TTI (The Home Depot) and Menards.  For the six months ended December 31, 2012, approximately 79% of our sales were from three customers, entities owned or controlled by Francesco Galesi (“Galesi Entities”), TTI and  Menards, Inc.

Net sales are comprised as follows:

	Six months Ended December 31,
	2013	2012
Performance products (oils)	$1,228	$1,429
Cleaning products	$527	$1,926
Total	$1,755	$3,355

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our manufacturer for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the six months ended December 31, 2013 and 2012 were $1,734, and $2,948, respectively.  The decrease in cost of sales from 2013 to 2012 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Six months Ended December 31,
	2013	2012
Salaries	$417	$488
Selling, marketing, public relations and related	546	1,739
Development, product release and testing	170	342
Management and operating fees	228	437
Storage fees	-	323
Legal and professional	185	303
Occupancy, communications and all other, net	333	292
Total selling, general and administrative expenses	$1,879	$3,924

The decrease in salaries is due to the employee’s agreement to reduce their salary in exchange for restricted stock and a decrease in headcount.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and promotional spending.  The decrease in development, product release and testing is due to a reduction of third party testing.    The decrease in management and operating fees is due to lower shipping fees.  The storage fees are due to a prior year significant charge for raw materials stored on behalf of our manufacturer.  The decrease in legal and professional is due to prior year consulting fees in connection with government grant efforts and lower legal costs.

Stock-based compensation

Stock-based compensation expense for the six months ended December 31, 2013 and 2012 was approximately $344 and $495, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $101 and $104 for the six months ended December 31, 2013 and 2012, respectively.  Depreciation charges totaled $8 and $11 for the six months ended December 31, 2013 and 2012, respectively, and amortization expense for intangible assets totaled $93 for the six months ended December 31, 2013 and 2012, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $4,655 and $743 for six months ended December 31, 2013 and 2012, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $369 and $589for the three months ended December 31, 2013 and 2012, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the six months ended December 31, 2013 and 2012 was approximately $2,082 and $1,012, respectively.  Interest expense consists of $1,533 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $244 in connection with interest on the outstanding secured convertible debentures, $186 in connection with the cancellation of the commitment shares included in the Lincoln Park Capital agreement, $104 for interest on notes payable to related parties and $15 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At December 31, 2013 and June 30, 2013, we had $92 and $189 in cash and an accumulated deficit of $75,402 and $75,303, respectively.  At December 31, 2013 and June 30, 2013, we had a working capital deficit of $13,727 and $12,110, respectively.

Net cash used in operating activities was $1,188 and $4,914 for the six months ended December 31, 2013 and 2012, respectively. The decrease from 2012 to 2013 was primarily due to the decrease in funding and sales which generated less cash to spend on operations.

Net cash provided by financing activities was $1,091 and $5,070 for the six months ended December 31, 2013 and 2012, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of note payables in the amount of $5,900, partially offset by payments of $1,020 in 2012 compared to issuance of note payable of $1,080 in 2013.  The net proceeds from our financing activities were used to support purchases from suppliers and advertising costs.

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

Losses from operations are continuing subsequent to December 31, 2013 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

    In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of 6.0% Secured Convertible Debentures.  In November 2013, we realized gross proceeds of $1,080 from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 2,700,000 shares of Common Stock on or before March 31, 2018 to six accredited investors.  The November 2013 debentures have a conversion price of $0.06 per share.

Due to the weighted average anti-dilution provision the conversion price of fiscal 2012 and 2013 debentures from is reduced from $0.17 to $0.16 per share.   In addition the attached warrants exercise price is reduced from $0.21 to $0.20 per share.  We may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

In February 2014, we raised $420 from the sales of Debentures and issued Warrants to five accredited investors.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of December 31, 2013, we had an accumulated deficit of $75,402 with total stockholders’ deficit of $12,958.  We had a working capital deficit of $13,727at December 31, 2013 and are currently in default of the related party notes payable disclosed in note 6.  These notes matured on September 30, 2013, June 30, 2013 and April 30, 2014, respectively, and has not been extended and is payable upon demand.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2013 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Sponsorship Agreements	$2,050	$675
Facility Lease	$33	$33

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the six months ended December 31, 2013, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. (All dollar amounts are in thousands)

In October 2013, we issued 816,000 shares of our common stock, with an aggregate fair market value of $115, to pay the accrued interest on the outstanding Debentures.

In October 2013, we issued 50,000 shares of our common stock, with an aggregate fair market value of $5, to pay for outstanding debt and marketing fees.

 The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: February 13, 2014	By:	/s/ Jeffrey Loch
Name: Jeffrey Loch
Title: President and Chief Marketing Officer (Principal Executive Officer)

By:	/s/ Greg D. Adams
Name: Greg D. Adams
Title: Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)