Form 10-Q
period 2014-03-31
GREEN EARTH TECHNOLOGIES, INC
filed 2014-05-15
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014

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

As of May 15, 2014, the issuer had a total of 184,867,091 shares of common stock, $0.001 par value, outstanding

i

PART I.                      FINANCIAL INFORMATION
GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$200	$189
Accounts receivable, less allowance of $0 and $26	266	726
Deferred cost, related party	6,227	6,227
Inventories, net	455	804
Prepaid expenses and other current assets	1,476	251
Total current assets	8,624	8,197
Property and equipment, net	18	29
Prepaid advertising	296	296
Intangibles, net	1,365	932
Total assets	$10,303	$9,454

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	958	1,718
Accounts payable, related parties	1,622	2,275
Accrued expenses	1,526	1,108
Accrued expenses, related parties	862	519
Deferred revenue, related parties	6,459	6,375
Notes payable, related party	3,400	3,400
Notes payable	1,232	60
Secured convertible debentures, net of debt discount	3,750	-
Derivative liability	5,726	4,852
Total current liabilities	25,535	20,307
Secured convertible debentures, net of debt discount	1,228	2,604
Total liabilities	26,763	22,911

Commitments

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 183,814,958 and 157,697,103 shares issued and outstanding, as of March 31, 2014 and June 30, 2013	184	158
Additional paid-in capital	64,272	61,688
Accumulated deficit	(80,916)	(75,303)
Total stockholders' deficit	(16,460)	(13,457)
Total liabilities and stockholders' deficit	$10,303	$9,454

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except share data)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014		2013	2014	2013

Net sales		$1,398	$2,035	$3,154	$5,390

Operating expense:
Cost of sales (exclusive of depreciation and amortization)		1,440	1,927	3,174	4,875
Selling, general and administrative expenses		999	1,683	2,877	5,607
Stock-based compensation		179	235	523	730
Depreciation and amortization		50	52	151	156
		2,668	3,897	6,725	11,368

Loss from operations		(1,270)	(1,862)	(3,571)	(5,978)
Other income (expense):
Change in revaluation of derivatives		(2,746)	735	1,909	1,478
Loss on issuance of convertible debt		(464)	(257)	(833)	(846)
Interest expense, net		(1,035)	(793)	(3,118)	(1,805)

Loss before income taxes		(5,515)	(2,177)	(5,613)	(7,151)

Income tax		-	-	-	-

Net Loss		$(5,515)	$(2,177)	$(5,613)	$(7,151)

Basic and diluted net loss per common share	$	(0.03)	$(0.01)	$(0.03)	$(0.05)
Weighted average common shares outstanding (basic)		169,378,000	156,438,000	163,008,000	155,307,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousand’s except share data)

	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2013	157,697,103	$158	$61,688	$(75,303)	$(13,457)

Shares issued for interest	3,426,605	4	354	-	358
Restricted shares for employee compensation	3,060,000	3	215	-	218
Shares issued for consulting services	12,000,000	12	948	-	960
Shares issued for purchased technology	5,200,000	5	567	-	572
Issuance of common stock to settle payables, related party	2,156,250	2	170	-	172
Issuance of common stock to settle trade payable	250,000	-	25	-	25
Shares issued for services	25,000	-	4		4
Stock-based compensation		-	301	-	301
Net loss	-	-	-	(5,613)	(5,613)
Balance at March 31, 2014	183,814,958	$184	$64,272	$(80,916)	$(16,460)

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(5,613)	$(7,151)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	151	156
Amortization of debt discount and deferred financing costs	2,374	1,437
Loss on issuance of convertible debt	833	846
Increase in allowance for inventory	169	199
Change in fair value of derivative liability	(1,909)	(1,478)
Bad Debt Expense	-	8
Stock-based compensation expense	523	730
Changes in assets and liabilities:
Accounts receivable	460	33
Inventories	180	(568)
Deferred cost, related party	-	(6,227)
Prepaid expenses and other current assets	(268)	119
Accounts payable	477	(620)
Accounts payable, related parties	(553)	358
Accrued expenses	849	161
Accrued expenses, related parties	343	(12)
Deferred revenue	84	4,752
Net cash used in operating activities	(1,900)	(7,257)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	428
Proceeds from issuance of secured convertible debentures	1,950	5,250
Proceeds from note payable, related parties	-	2,900
Repayment of notes payable	(39)	(1,040)

Net cash provided by financing activities	1,911	7,538

Net increase in cash	11	281
Cash and cash equivalent
Beginning of period	189	346
End of period	$200	$627

Supplemental information
Interest payments	$-	$-
Income taxes paid	$4	$6

Non-cash investing and financing activities
Interest paid in common stock	$358	$166
Issuance of common stock to settle trade payable	$25	$-
Issuance of common stock to settle related party payable and accrued expenses	$172	$-
Issuance of common stock for purchased technology	$572	$-
Issuance of common stock for prepaid consultant fees	$960	$-
Trade payable converted into note payable	$1,211	$-

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of March 31, 2014, the Company had an accumulated deficit of $80,916, with total stockholders’ deficit of $16,460.  The Company has a working capital deficit of $16,911 at March 31, 2014 and is currently in default of the 3.25% Secured Note and the 6% Secured Notes issued to related party disclosed in notes 7 and 8. These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand.

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

2.           INVENTORIES, NET

Inventories consist of the following:

	March 31, 2014	June 30, 2013
Raw materials	$44	$128
Finished goods	411	676
	$455	$804

Inventories are presented net of an obsolescence reserve of $1,312 and $1,181 at March 31, 2014 and June 30, 2013, respectively.  During the nine months ended March 31, 2014 and 2013 the Company increased the reserve by $131 and $199, respectively, for inventory remaining.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

3.	DEFERRED COST, RELATED PARTY

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P. The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of March 31, 2014 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of March 31, 2014, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sales of oil field services products are expected to be greater than the current value of the Deferred Cost.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expense and current assets consist of the following:

	March 31, 2014	June 30, 2013
Prepaid inventory	$537	$-
Prepaid consulting fees	906	-
Commitment fee	-	186
Other	33	65

	$1,476	$251

Prepaid Consulting Fees
In February 2014 the Company entered into a consulting agreement with MAHARG Holdings Corporation (“MHC”).  Under the agreement 12,000,000 shares of restricted common stock were issued to MHC. The Company recorded the share issuance as a prepaid asset of $960 and is expensing the asset over three years, the term of the agreement. At March 31, 2014 the balance of the prepaid asset is $906.  The Company is using MHC as a conduit, on a non-exclusive basis, for selling and marketing the Company’s products pursuant to government contracts and activities in which MHC and its network is currently working.  As compensation for MHC’s services to be rendered under the agreement, the Company will pay MHC commissions based on its gross profit margins on sales generated through MHC.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2014	June 30, 2013	Estimated Useful Lives
Purchased technology and exclusivity rights	$3,122	$2,550	7
Less: accumulated amortization	1,757	1,618
	$1,365	$932

In March 2014 the Company issued 5,200,000 shares of restricted common stock for the purchase of technology. The fair value of the shares in connection with this transaction totaled $572.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Expected amortization of intangible assets is as follows:

2014	$67
2015	268
2016	268
2017	268
2018	268
Thereafter	226
$1,365

Amortization expense included in depreciation and amortization totaled $140 for the nine months ended March 31, 2014 and 2013, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:
	March 31, 2014	June 30, 2013
Accrued payroll and taxes	$391	$383
Accrued interest	284	274
Accrued sponsorship fees	535	218
Accrued advertising	161	-
Accrued board of director fees	135	189
Other	20	44
	$1,526	$1,108

Accrued expenses, related party consist of the following:

	March 31, 2014	June 30, 2013
Accrued interest	$524	$357
Accrued other	338	162
	$862	$519

7.	NOTES PAYABLE, RELATED PARTY

6.0% Secured note, related party
At March 31, 2014 and June 30, 2013, the balance of the secured notes payable, related parties is $3,400. The note is held by a related party and is secured by eligible accounts receivable and purchase orders.  As of March 31, 2014 and June 30, 2013 accrued interest of $436 and $283, respectively, was due on the note.  The note matured on June 30, 2013.  It has not been extended and currently is in default and payable upon demand.

8.	NOTES PAYABLE

               Notes payable, consist of the following:

	March 31, 2014	June 30, 2013
Promissory Note	$1,172	$-
3.25 % Secured note	$60	$60
	$1,232	$60

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Promissory note
In October 2013 our third party manufacturer, Olympic Oil, owned by Delta Petroleum Company (“Delta”), entered into a $1,211 promissory note agreement with the Company for past due invoices. At March 31, 2014 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Forbearance, Security and Account Control Agreements with Delta. The agreements provide for Delta to continue with the manufacturing and fulfillment of the Company’s lubricant products to its customers. The receivables generated from these sales will be used as collateral and customer payments will be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales will be applied to the promissory note. If by February 2015 the balance of the promissory note is greater than $606 then the Company will pay Delta the difference between the balance of the outstanding note minus $606. The full repayment of the promissory note is due in February 2016.

3.25% Secured note
As of March 31, 2014 and June 30, 2013, accrued interest was $236 and $234, respectively.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

9.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option
The Debentures (as defined in note 10) are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.06 to $0.15 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Debentures	$4,025	$-	$-	$4,025

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Balance at beginning of period	$2,794	$2,118
Additions to derivative instruments	2,420	3,780
Change in fair market value of the derivative liability	(1,189)	(3,104)
Balance at end of period	$4,025	$2,794

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The following are the key assumptions used in connection with this computation:

	March 31, 2014	June 30, 2013
Number of shares	82,500,000	44,118,000
Fair market value of stock	$0.10	$0.13
Conversion Price	$0.06-$0.15	$0.17
Volatility	128% -145%	116% -119%
Risk-free interest rate	0.13%-.50%	0.14%-0.71%
Expected dividend yield	0%	0%
Life of Debentures (years)	.70-2.0	1.5-2.7

Warrant Liability
In connection with the issuance of Debentures, the Company issued warrants to purchase up to 26,934,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.19-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 8,552,000 shares of Common Stock are exercisable at any time on or before March 31, 2018.  The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,701	$-	$-	$1,701

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Balance at beginning of period	$2,058	$1,389
Additions to derivative instruments	363	2,316
Change in fair market value	(720)	(1,647)
Balance at end of period	$1,701	$2,058

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The following are the key assumptions used in connection with this computation:

	March 31, 2014	June 30, 2013
Number of shares underlying the Warrants	26,934,000	22,059,000
Fair market value of stock	$0.10	$0.13
Exercise Price	$0.19-$0.21	$0.21
Volatility	122%-129%	118%-134%
Risk-free interest rate	0.80%-.1.42%	0.71%-.1.50%
Expected dividend yield	0%	0%
Warrant life (years)	2.7-4.0	3.5-4.7

10.	SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

In fiscal 2012 and 2013, the Company realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of its 6.0% Secured Convertible Debentures.  In fiscal 2014, the Company realized gross proceeds of $1,950 ($1,080 in November 2013 and $870 in March 2014) from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 4,875,000 shares of Common Stock on or before March 31, 2018 to eleven accredited investors.  The fiscal 2014 debentures have a conversion price of $0.06 per share.

In conjunction with the dilutive issuance of the fiscal 2014 debentures and shares issued in connection with the satisfaction of payables, purchase of technology, prepaid consulting fees, a reduction in cash based salaries and related party marketing fees, the conversion price of fiscal 2012 and 2013 debentures is reduced from $0.17 to $0.15 per share.   Additionally the associated warrants exercise price is reduced from $0.21 to $0.19 per share.

Secured convertible debentures, net of debt discount, consist of the following:

	March 31, 2014	June 30, 2013
Convertible Debentures	$9,450	$7,500
Debt discount	(4,472)	(4,896)
	$4,978	$2,604

As of March 31, 2014, the current and non-current portions of the secured convertible debentures, net of debt discount were $3,750 and $1,228, respectively.  Debt discount of $9,450 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The March 2014 Debentures are subject to a registration rights agreement and the Company has until December 31, 2014 to file.  If the Company does not file by this date, it may be subject to default penalties. The March 2013 and November 2013 Debentures are also subject to a registration rights agreement. The Company had until March 31, 2014 to file the registration statement but failed to do so and may be subject to default penalties.
Aggregate annual principal payments for the secured convertible debentures are as follows:

Period Ending March 31,
2015	$6,250
2016	3,200

$9,450

11.	STOCKHOLDERS DEFICIT

Shares issued for interest
For the nine months ended March 31, 2014, the Company issued 3,427,000 shares of our common stock to pay accrued interest from April 1, 2013 to December 31, 2013 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $358.

Restricted Stock Awards
For the nine months ended March 31, 2014, the Company issued 2,025,000 and 1,035,000 restricted stock awards to employees and Marketiquette, Inc (“Marketiquette”), respectively, for their agreement to a temporary reduction in their cash based salary and marketing fees, respectively.  The fair value of the shares in connection with this transaction totaled $141 and $77, respectively.

Shares issued for prepaid consulting fees
In February 2014 the Company issued 12,000,000 shares of restricted common stock to MHC as part of a consulting agreement for sales and marketing services.   The fair value of the shares issued in connection with this transaction totaled $960.

Shares issued for intangible asset
In March 2014 the Company issued 5,200,000 shares of restricted common stock were issued to Inventek for to the purchase of technology utilized in the Company’s oil field services product line.   The fair value of the shares in connection with this transaction totaled $572.

Shares issued for payables, related party
For the nine months ended March 31, 2014, the Company issued 1,250,000 and 906,000 restricted stock to Marketiquette and the board of directors, respectively, for their agreement to settle a portion of what was owed to them.  The fair value of the shares in connection with this transaction totaled $100 and $72, respectively.

Other uses
For the nine months ended March 31, 2014, the Company issued 250,000 and 25,000 shares of Common Stock to pay for outstanding trade payables and marketing fees, respectively.  The fair value of the shares in connection with these transactions totaled $25 and $4, respectively.

Stock Options
Common stock available for equity awards under the 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”), is 40,000,000 shares as of March 31, 2014. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.  At March 31, 2014, 14,298,000 shares are available for future grants under the 2008 Plan.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Option activity for the nine months ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2013	24,757,000	$0.32	7.5 years
Granted	1,000,000	$0.08
Exercised	-0-
Forfeited and Cancelled	(55,000)
Outstanding at March 31, 2014	25,702,000	$0.31	7.0 years	$0
Exercisable at March 31, 2014	20,936,000	$0.35	7.0 years	$0

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2014.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

For the Period Ended March 31, 2014
Average expected life (years)	6.0
Average risk free interest rate	1.88%
Expected volatility	143%
Expected dividend rate	0%
Expected forfeiture rate	5%

Stock Option expense for the nine months ended March 31, 2014 was $301. As of March 31, 2014 the unrecognized compensation expense is $350.

Warrants
Warrant activity for the nine months ended March 31, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2013	22,059,000	$0.21	2.6 years
Granted	4,875,000	0.21	0.8 years
Exercised	-0-
Outstanding and exercisable at March 31, 2014	26,934,000	$0.19	3.4 years	$-

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2014.

12.           COMMITMENTS

Significant contractual obligations as March 31, 2014 are as follows:

Type of Obligation	Total Obligation	Amount Due in Less than 1 year
Sponsorship Agreements	$2,050	$775
Facility Lease	$42	$42

13.           RELATED PARTY TRANSACTIONS

Inventek
The Company purchased inventory from Inventek totaling $45 and $148 for the three months March 31, 2014 and 2013, respectively, and $107 and $7,252 for the nine months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, a credit of $450 was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of June 30, 2013, amounts due to Inventek were $502.  As of March 31, 2014, Inventek beneficially owned approximately 9.0% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette
The Company paid Marketiquette for marketing services a total of $78 and $146 for the three months ended March 31, 2014 and 2013, respectively, and $326 and $444 for the nine months ended March 31, 2014 and 2013, respectively, which are included in selling, general and administrative expenses.  The Company issued 945,000 restricted shares to Marketiquette for marketing services and 1,250,000 shares to settle outstanding accounts payable during the nine months ended March 31, 2014, which are included in stock-based compensation expense.  The fair value of the shares in connection with this transaction totaled $77.  As of March 31, 2014 and June 30, 2013, amounts due to Marketiquette were $94 and $140, respectively. The wife of the Company’s President is the president and a director of Marketiquette.  As of March 31, 2014, Marketiquette beneficially owned approximately 5.9% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)
For the three months ended March 31, 2014 and 2013, approximately 85% and 52% of the Company’s revenues, respectively, were earned from TTI and for the nine months ending March 31, 2014 and 2013, approximately 69% and 34% of the Company’s revenues, respectively, from TTI.  As of March 31, 2014 and June 30, 2013, amounts due to TTI, included in accounts payable and accrued expenses, were $1,528 and $2,079, respectively.  As of March 31, 2014 and June 30, 2013 advances received from TTI for future sales of cleaning and performance products was $459 and $375, respectively.  As of March 31, 2014 and June 30, 2013, amounts due to TTI, for the 6.0% secured note was $3,400.  The note matured on June 30, 2013 and has not been extended.  The 6.0% secured note is in default and payable upon demand (See note 7).  As of March 31, 2014, TTI beneficially owned approximately 15.0% of the Company’s issued and outstanding shares of Common Stock.

Galesi
For the three months ended March 31, 2014 and 2013, approximately 0% and 0% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  For the nine months ended March 31, 2014 and 2013, approximately 0% and 18% of the Company’s revenues, respectively, were earned from Galesi.  As of March 31, 2014 and June 30, 2013, the amounts due from these entities totaled $0 and $345, respectively.  As of March 31, 2014 and June 30, 2013, amounts due to Galesi included $2,273 and $1,413 for the 6% Debentures, net of debt discount plus accrued interest, respectively.  Principal of $3,000 on the Debentures are due December 31, 2014.  As of March 31, 2014, Galesi beneficially owned approximately 21.4% of the Company’s issued and outstanding shares of Common Stock.  In December 2012, the Company received $6,000 from Galesi for anticipated proceeds from the sales of oil field services products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations (See Note 3).

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Walter Raquet (“Raquet”)
Walter Raquet is a Director of the Company, a member of the audit committee and was appointed as interim chief executive officer effective April 30, 2014.  As of March 31, 2014 and June 30, 2013, the amounts due to Mr. Raquet included $1,220 and $497 for the 6% Secured Convertible Debentures, net of debt discount plus accrued interest, respectively.  Principal of $1,250 and $1,425 on the Debentures are due December 31, 2014 and March 31, 2016, respectively.  As of March 31, 2014, Mr. Raquet beneficially owned approximately 17.1% of the Company’s issued and outstanding shares of Common Stock.

14.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable
The following customers represent the majority of the Company’s sales for the nine months ended March 31, 2014 and 2013, respectively, and accounts receivable as of March 31, 2014 and June 30, 2013, respectively:

	March 31, 2014	March 31, 2013
Sales
TTI	69%	34%
Menards	8%	22%
Walmart	8%	11%
Galesi entities	0%	18%

	March 31, 2014	June 30, 2013
Accounts Receivable
Walmart	83%	33%
Galesi	0%	54%

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Inventory and Accounts Payable
The Company purchases its performance products from Delta, its cleaning and well service products from Inventek and its power washer equipment products from TTI.  The following is the Company’s inventory purchased from these vendors for the nine months ended March 31, 2014 and March 31, 2013, respectively, and accounts payable as of March 31, 2014 and June 30, 2013, respectively:

	March 31, 2014	March 31, 2013
Inventory Purchased
Inventek	$107	$7,252
Delta	1,520	3,400
TTI	273	1,305

	March 31, 2014	June 30, 2013
Accounts Payable
Inventek	$-	$502
Delta	1,577	1,191
TTI	1,589	1,634

Included in Delta accounts payable is a promissory note of $1,172 (see note 8).

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

Overview of our Business

We create, develop, distribute and market an array of ultimate biodegradable G-Branded, environmentally-friendly, bio-based lubricants, cleaning and oil field service products.  These products, branded as either G-OIL® or G-CLEAN®, compete in a variety of trade class channels, including the automotive aftermarket (auto care), lawn & garden “do-it-yourself” category (outdoor power equipment, lubricants and cleaning detergents) and the oil & gas industry (cleaning, bio-remediation and well stimulation).

Our technology platform for manufacturing innovative proprietary and patent pending high performing “green” products is the end result of company created or licensed intellectual property.  These technologies replace traditional petroleum/hydrocarbon and chemical/solvents derived bases typically associated with conventional non-green products without compromising performance or value while delivering a more environmentally safer choice. We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers and industries alike the ability to ‘do their part’ in protecting the environment without paying more.

We are currently shifting our sales efforts on a full range of products specifically engineered to help overcome the oil and gas industry’s challenges of working in the world’s oil fields.  Increased energy demands have expanded the obstacles faced by this industry as they try to preserve and do ‘no harm’ to the delicate eco-system when drilling wells.  Patent pending and tested by Petróleos de Venezuela, S.A (PDVSA) and E&B Green Solutions, L.P in Bakersfield, CA, our oil field products are a natural fit as they will clean, optimize and restore safety to this industry and our environment.

We are actively pursuing relationships domestically and worldwide with oil field services companies, oil and gas exploration and production companies and distributors. We will continue to sell a number of our lubricant and cleaning products directly to retailers and through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals. Our retail products are available at a number of national outlets and chain stores including Walmart, The Home Depot, Menards, ACE Hardware and Canadian Tire Corporation.

Manufactured domestically under supply and requirement contracts, our proprietary environmentally preferred base oils are comprised of fatty acids procured from either plant and vegetable oils or animal fats and are on the USDA BioPreferred® list. We also have a BODA™ technology that accelerates the biodegradability of petroleum based lubricants which even further broadens the array of environment goals that our company is able to help end users procure.

We believe that available “green choices” are limited, and of those available choices that claim to be green, found that they are not green, too expensive, not effective or any combination of the three. Our goal since 2007 has been to provide a superior green product at prices comparable to traditional products within the same category designation and to validate the proposition that by eliminating price and performance discrepancies, consumers and industries will usually go green. In oil fields our products allow drillers, well operators, service providers and other potential customers to meet their production, maintenance and spill remediation challenges with green solutions that enhance production, eliminate unnecessary costs and keep their people and the environment safer.  We trademarked the phrase “SAVE THE EARTH – SACRIFICE NOTHING®”, meaning that consumers and customers alike should not have to give up value or performance when choosing to go “green”.  We believe we have succeeded in supporting this proposition as we have validated our results and claims via third party testing, participation in extreme conditions through automotive racing and track clean ups and gained and maintained distribution at some of the United States largest retailers.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended March 31, 2014 and 2013

Our activities for the three months March 31, 2014 and 2013 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products and development of mass market product distribution networks for the intended distribution of our products.

Our results of operations are as follows:

	Three Months Ended March 31,
	2014	2013

Net sales	$1,398	$2,035
Loss from operations	(1,270)	(1,862)
Change in revaluation of derivatives	(2,746)	735
Loss on issuance of convertible debt	(464)	(257)
Interest expense, net	(1,035)	(793)
Net income (loss)	$(5,515)	$(2,177)

Net Sales

Net sales for the three months ended March 31, 2014 were $1,398, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle.  Net sales for the three months ended March 31, 2013 were $2,035, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils and G-CLEAN® pressure washing products.  The decrease in net sales from 2014 to 2013 is due to prior year sales of G-CLEAN® pressure washing products compared to minimal sales for the three months ended March 31, 2014.

For the three months ended March 31, 2014, approximately 95% of our sales were from two customers, TTI (The Home Depot) and Walmart.  For the three months ended March 31, 2013, approximately 85% of our sales were attributable to three customers, TTI (The Home Depot), Menards, Inc. and Walmart.

Net sales are comprised as follows:

	Three Months Ended March 31,
	2014	2013
Performance products (oils)	$1,303	$1,510
Cleaning products	$95	$525
Total	$1,398	$2,035

                  Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our manufacturer for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the three months ended March 31, 2014 and 2013 were $1,440, and $1,927, respectively.  The decrease in cost of sales from 2014 to 2013 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended March 31,
	2014	2013
Salaries	$88	$237
Selling, marketing, public relations and related	572	724
Development, product release and testing	77	123
Management and operating fees	124	180
Legal and professional	14	104
Occupancy, communications and all other, net	124	315
Total selling, general and administrative expenses	$999	$1,683

The decrease in salaries is due to a decrease in headcount and the employee’s agreement to reduce their salaries in exchange for restricted stock, which is included in stock-based compensation.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees.  The decrease in development, product release and testing is due to a reduction of third party testing.    The decrease in management and operating fees is due to lower shipping fees.  The decrease in legal and professional is due to prior year consulting fees in connection with government grant efforts and lower legal costs.

Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was approximately $179 and $235, respectively.  The decrease is due to stock options grants issued in prior years being fully expensed.

Depreciation and amortization

Depreciation and amortization expense totaled $50 and $52 for the three months ended March 31, 2014 and 2013, respectively.  Depreciation charges totaled $3 and $5 for the three months ended March 31, 2014 and 2013, respectively, and amortization expense for intangible assets totaled $47 for the three months ended March 31, 2014 and 2013, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a unfavorable adjustment of $2,746 for three months ended March 31, 2014 and a favorable adjustment of $735 for three months ended March 31, 2013.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 9 for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $464 and $257 for the three months ended March 31, 2014 and 2013, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the three months ended March 31, 2014 and 2013 was approximately $1,035 and $793, respectively.  Interest expense consists of $840 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $135 in connection with interest on the outstanding secured convertible debentures, $52 for interest on notes payable to related parties and $8 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Nine months Ended March 31, 2014 and 2013

Our activities for the nine months March 31, 2014 and 2013 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products and development of mass market product distribution networks for the intended distribution of our products.

Our results of operations are as follows:
	Nine months Ended March 31,
	2014	2013

Net sales	$3,154	$5,390
Loss from operations	(3,571)	(5,978)
Change in revaluation of derivatives	1,909	1,478
Loss on issuance of convertible debt	(833)	(846)
Interest expense, net	(3,118)	(1,805)
Net loss	$(5,613)	$(7,151)

Net Sales

Net sales for the nine months ended March 31, 2014 were $3,154, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils and G-CLEAN® pressure washing products.  Net sales for the nine months ended March 31, 2013 were $5,390, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils and G-OIL® 5W-30 motor oil, G-CLEAN® pressure washing products and G-CLEAN® oil well service products. The decrease in net sales from 2014 to 2013 is due to prior year sales of G-CLEAN® oil and gas well service products compared to no sales for the nine months ended March 31, 2014 and lower sales G-CLEAN® pressure washing products.

For the nine months ended March 31, 2014, approximately 86% of our sales were from three customers, TTI (The Home Depot), Menards and Walmart.  For the nine months ended March 31, 2013, approximately 84% of our sales were from four customers, entities owned or controlled by Francesco Galesi (“Galesi Entities”), TTI, Walmart and  Menards, Inc.

Net sales are comprised as follows:

	Nine months Ended March 31,
	2014	2013
Performance products (oils)	$2,530	$2,942
Cleaning products	$624	$2,448
Total	$3,154	$5,390

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our manufacturer for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the nine months ended March 31, 2014 and 2013 were $3,174, and $4,875, respectively.  The decrease in cost of sales from 2014 to 2013 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Nine months Ended March 31,
	2014	2013
Salaries	$505	$725
Selling, marketing, public relations and related	1,118	2,447
Development, product release and testing	247	464
Management and operating fees	352	634
Storage fees	-	323
Legal and professional	199	407
Occupancy, communications and all other, net	456	607
Total selling, general and administrative expenses	$2,877	$5,607

The decrease in salaries is due to a decrease in headcount and the employee’s agreement to reduce their salaries in exchange for restricted stock, which is included in stock-based compensation. The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and promotional spending.  The decrease in development, product release and testing is due to a reduction of third party testing.    The decrease in management and operating fees is due to lower shipping and consulting fees.  The storage fees are due to a prior year significant charge for raw materials stored on behalf of our manufacturer.  The decrease in legal and professional is due to prior year consulting fees in connection with government grant efforts and lower legal costs.

Stock-based compensation

Stock-based compensation expense for the nine months ended March 31, 2014 and 2013 was approximately $523 and $730, respectively.  The decrease is due to stock options grants issued in prior years being fully expensed.

Depreciation and amortization

Depreciation and amortization expense totaled $151 and $156 for the nine months ended March 31, 2014 and 2013, respectively.  Depreciation charges totaled $11 and $16 for the nine months ended March 31, 2014 and 2013, respectively, and amortization expense for intangible assets totaled $140 for the nine months ended March 31, 2014 and 2013, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $1,909 and $1,478 for nine months ended March 31, 2014 and 2013, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 9 to our condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $833 and $846 for the three months ended March 31, 2014 and 2013, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the nine months ended March 31, 2014 and 2013 was approximately $3,118 and $1,805, respectively.  Interest expense consists of $2,374 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $379 in connection with interest on the outstanding secured convertible debentures, $186 in connection with the cancellation of the commitment shares included in the Lincoln Park Capital agreement, $156 for interest on notes payable to related parties and $23 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At March 31, 2014 and June 30, 2013, we had $200 and $189 in cash and an accumulated deficit of $80,916 and $75,303, respectively.  At March 31, 2014 and June 30, 2013, we had a working capital deficit of $16,911 and $12,110, respectively.

Net cash used in operating activities was $1,900 and $7,257 for the nine months ended March 31, 2014 and 2013, respectively. The decrease from 2014 to 2013 was primarily due to the decrease in funding and sales which generated less cash to spend on operations.

Net cash provided by financing activities was $1,911 and $7,538 for the nine months ended March 31, 2014 and 2013, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of note payables and secured debentures in the amount of $2,900 and $5,250, respectively, partially offset by payments of $1,040 in 2013 compared to issuance of note payable of $1,950 in 2013.  The net proceeds from our financing activities were used to support purchases from suppliers and advertising costs.

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

Losses from operations are continuing subsequent to March 31, 2014 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of 6.0% Secured Convertible Debentures.  In fiscal 2014, we realized gross proceeds of $1,950 ($1,080 in November 2013 and $870 in March 2014) from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 4,875,000 shares of Common Stock on or before March 31, 2018 to eleven accredited investors.  The fiscal 2014 debentures have a conversion price of $0.06 per share.

Due to the weighted average anti-dilution provision the conversion price of $7,500 of debentures is reduced from $0.17 to $0.15 per share.   In addition the attached warrants exercise price is reduced from $0.21 to $0.19 per share.  We may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of March 31, 2014, we had an accumulated deficit of $80,916 with total stockholders’ deficit of $16,640.  We had a working capital deficit of $16,911 at March 31, 2014 and are currently in default of the related party notes payable disclosed in notes 7 and 8.   These notes matured on September 30, 2013 and June 30, 2013, respectively, and has not been extended and is payable upon demand.

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

Contractual Arrangements

Significant contractual obligations as of March 31, 2014 are as follows:

	Total	Amount Due in
Type of Obligation	Obligation	Less than 1 year
Sponsorship Agreements	$2,050	$775
Facility Lease	$42	$42

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the nine months ended March 31, 2014, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report (the “Evaluation Date”.)  Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.   It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. (All dollar amounts are in thousands)

In January 2014, we issued 1,816,000 shares of our common stock, with an aggregate fair market value of $129, to pay the accrued interest on the outstanding Debentures.

In February 2014, we issued 12,000,000 shares of our common stock, with an aggregate fair market value of $960, for prepaid consulting fees.

In January 2014, we issued an aggregate of 4,281,000 shares of our common stock, with an aggregate fair market value of $279, to pay for outstanding debt and marketing fees.

In March 2014, we issued an aggregate of 5,200,000 shares of our common stock, with an aggregate fair market value of $572, to pay for the purchase of technology utilized in the Company's oil field services product line.

 The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

Item 6. – Exhibits
Exhibit Numbers	Description
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32.1
Certification of Interim Chief Executive Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

GREEN EARTH TECHNOLOGIES, INC.

Date: May 15, 2014	By:	/s/ Walter Raquet
Walter Raquet
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg D. Adams
Greg D. Adams
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)