Form 10-K
period 2014-06-30
GREEN EARTH TECHNOLOGIES, INC
filed 2014-09-29
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2013, was approximately $4,417,000.

As of September 29, 2014, there were 298,458,632 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2014 annual meeting of stockholders, to be filed no later than 120 days after the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GREEN EARTH TECHNOLOGIES, INC.

Form 10-K Annual Report

i

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report for the year ended June 30, 2014 on Form 10-K (this “Annual Report”) contain statements concerning potential future events. These forward-looking statements are based upon assumptions by management as of the date of this Annual Report, including assumptions about the risks and uncertainties we face. In addition, we may make forward-looking statements orally or in writing, including, but not limited to, in press releases, in our annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such words as “may,” “will,” “could,” “would,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or similar words or conjugations of such words. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those contemplated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risk factors identified and described in Part I, Item 1A, of this Annual Report, as well as our other periodic reports on Forms 10-Q and 8-K that we file with the SEC from time to time. Investors are strongly encouraged to consider those factors when evaluating any forward-looking statements about our business operation or financial condition. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any analyst report.

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

ii

PART I

ITEM 1.  BUSINESS.

OVERVIEW

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based well service, automotive, marine and residential enhancement, performance and cleaning products.  Our products, including our G-OIL®, G-CLEAN® and G-CLEAN® Well Wake-UP!™ brands, are used primarily in the oil and gas well services industry, automotive aftermarket, the outdoor power equipment, and marine markets.

Our technology platform for manufacturing innovative proprietary and patented high performing “green” products is the end result of company created or licensed intellectual property.  These technologies replace traditional petroleum/hydrocarbon and chemical/solvents derived bases typically associated with conventional non-green products without compromising performance or value while delivering an environmentally safer choice.  We believe our products deliver comparable or superior performance at competitive prices, thus giving our customers, including individual consumers, corporations and industrial users, the ability to ‘do their part’ in protecting the environment.

We recently shifted our strategy to focus on a full range of products specifically engineered to help overcome the oil and gas industry’s challenges of working in the world’s oil fields.  As part of this strategy, we will focus on acquiring and/or developing new and patent-pending technologies and then leveraging our bio-based solutions into the growing markets for oil field services.  We believe the new strategy will result in higher revenues and profit margins. Increased energy demands have expanded the obstacles faced by this industry as they try to preserve and do ‘no harm’ to the delicate eco-system when drilling wells.  Both patented and patent-pending products have been tested by Petróleos de Venezuela, S.A (PDVSA), the Venezuelan national oil company, and E&B Green Solutions, L.P., a well services company based in Bakersfield, California, owned by Francesco Galesi, one of our largest stockholders.  Our oil field products are a natural fit as they will clean, optimize and restore safety to this industry and our environment.  We are actively pursuing opportunities and relationships domestically and worldwide with oil field services providers, oil and gas exploration and production companies and distributors.

We will continue to sell our lubricants and cleaning products directly to retailers and through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals.  Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Lowes, Menards and Canadian Tire Corporation.

Manufactured domestically under supply and requirement contracts, our proprietary environmentally preferred base oils are comprised of fatty acids procured from either plant and vegetable oils or animal fats and are on the U.S. Department of Agriculture (“USDA”)  BioPreferred® list.  We also have a BODA™ technology that accelerates the biodegradability of petroleum based lubricants, which even further broadens the array of environment goals that we help end users procure.

Since our inception in 2007, our goal has been to provide a superior green product at prices comparable to traditional products within the same category designation and to validate the proposition that by eliminating price and performance discrepancies, consumers and industries will usually “go green”.  In oil fields, our products allow drillers, well operators, service providers and other potential customers to meet their production, maintenance and spill remediation challenges with green solutions that enhance production, eliminate unnecessary costs and keep their people and the environment safer.  We trademarked the phrase “SAVE THE EARTH – SACRIFICE NOTHING®”, meaning that consumers and customers alike should not have to give up value or performance when choosing to “go green”.

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive.  Our products are part of the oil and gas well service market, automotive aftermarket, outdoor power equipment and the marine markets, which includes oil and gas rigs and storage tanks, rail cars, automobiles, lawn mowers, power washers, chain saws, leaf blowers, hedge trimmers and boats.

Well Services Market

According to the Freedonia Group, despite the recent decline in oil prices, the global demand for oilfield chemicals is expected to reach $28 billion in 2016 as the increasing demand for energy stimulates new development, especially in unconventional and offshore fields.  Nearly all types of chemicals will post healthy advances, but the best opportunities will continue to be in drilling fluids and stimulation chemicals.   Domestic demand for oil and gas well stimulation chemicals is projected to increase 14% per year to $7.35 billion by the end of 2014, buoyed by renewed efforts to reduce dependence on foreign energy sources.  Well stimulation is necessary in order to maximize the output from aging US oil and gas fields; and, to optimize production in unconventional settings such as tight gas, shale and coal bed methane.

Well stimulation products are fluid-based stimulation services which are designed to improve the flow of oil from producing zones.  These products enhance the flow rate of oil from wells with reduced flow caused by paraffin, asphaltenes and other materials.  Well stimulation entails pumping large volumes of specially formulated liquids into a well bore to dissolve barriers thereby eliminating obstacles to the flow of oil.  Sump remediation products deal with the removal of pollution or contaminants from soil, groundwater, sediment, or surface water for the general protection of the environment.  Storage tank cleaners, rig and equipment cleaners and surface washing agents are products that clean and remove oil once it has solidified on surfaces, such as storage tanks, trucks, rail cars and oil field rigs or migrated to the shoreline or beaches.  Surface washing agents are primarily used on solid surfaces and objects though if they are non-toxic, they can be used in the water, on plants and/or animals (including humans.) Most surface washing agents are required to be approved by the Environmental Protection Agency (“EPA”).

Automotive Aftermarket

The automotive aftermarket refers to the maintenance, repair, parts, accessories, chemicals and fluids for vehicles after their original sale.  According to the Automotive Aftermarket Industry Association Digital Fact Book the size of the U.S. automotive aftermarket products market was roughly $318 billion in 2013. Retail sales of motor oil are primarily made through do-it-yourself (“DIY”) and do-it-for-me (“DIFM”) outlets. DIY refers to when consumers perform the maintenance and repair work needed on their vehicles.  DIFM refers to when consumers use professionals to perform the maintenance and repair work needed on their vehicles.  According to Hoovers, the United States automotive oil change and lubrication industry includes about 5,000 companies with combined annual revenue of about $5 billion.  Large chain DIFM stores include Jiffy Lube, Pennzoil 10-Minute Oil Change, Valvoline Instant Oil Change and Kwik Kar.

Outdoor Power Equipment Market

The size of the United States market for outdoor power equipment products is expected to grow 4.0 percent per annum through 2017, reaching $10.6 billion according to the Outdoor Power Equipment Institute.  In 2012, annual U.S. shipments of power washers were about 1,500,000 units.  Most power washers are typically designed to require concentrated cleaners and 4-cycle engine oils.  The total “hand-held” gas powered units shipped in 2012 exceeded 10,700,000 with trimmers representing 54% of the volume, followed by chain saws (23%), hand held blowers (16%) and back pack blowers (6%).  A majority of these units require 2-cycle engine oil and chain saws also require bar and chain oil.

Marine Market

The marine market includes retail expenditures on new and used boats, motors and engines, trailers, accessories and other associated costs.  According to the National Marine Manufacturers Association (“NMMA”) United States demand for recreational boats, propulsion systems and accessories is forecast to grow to $10.1 billion in 2016.  According to the NMMA there are approximately 17 million boats in use in the United States, including outboard, inboard, sailboats, personal watercraft, and miscellaneous (i.e., canoes, kayaks, rowboats, etc.).  Most boats require NMMA certified marine engine oil.

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

In June 2013, the USDA BioPreferred program recently finalize its 10th round of procurement regulations, which specify that engine crankcase oil with at least 25% bio-based content will receive federal procurement preference.  The new rule is in effect beginning July 11, 2013 and, all Federal agencies and government contractors must ensure their relevant procurement specifications require the use of bio-based engine oils by June 11, 2014.

Our Definition of Green Motor and Engine Oils

We define “green” motor and engine oils by its biodegradability ranking, the amount of bio-content included and the environmentally impact as defined in a third party life cycle analysis and our material safety data sheet (“MSDS”) hazard rating  “0” toxicity reference.  We believe the marketplace also defines “green” motor oil as re-refined or recycled motor oil that reduces the amount of improperly disposed motor oil and the reduction of energy emissions when re-refining used oil versus making it straight from crude oil.

OUR PRODUCTS

Our product categories include well stimulation products and surface washing agents, performance products, principally lubricants that substitute for petroleum-based motor and engine oils, automotive cleaning products and outdoor cleaning solutions.

All of our products are designed to be environmentally-friendly and most of them meet the “Ultimate Biodegradable” ranking of ASTM International, formerly known as the American Society for Testing and Materials (“ASTM”).  “Ultimate Biodegradable” is ASTM’s highest ranking for biodegradability, meaning the product degrades in 28 days to the required levels.

For the fiscal year ended June 30, 2014, 76% of our revenues were generated by our performance products and 24% of our revenues were generated by our cleaning products.

Well Services Products

Our well services products are engineered to help overcome some of the practical challenges that arise in operating and maintaining oil wells.  Our line of oil field products will clean equipment, oil field rigs and site areas and optimize and restore production while trying to preserve and “do no harm” to the delicate ecosystem in which our customers drill wells.  Most of our products remove the need for transportation of waste fluids and reduce the volatile organic compounds (“VOC’s”) present in the well environment.  Our well services products are sold under the G-CLEAN® and G-CLEAN® Well Wake-UP!™ brands and include storage tank, oil field rig and equipment cleaners, well stimulation, sump remediation and surface washing agents.  The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (“NCP”) for oil spill clean-ups.  These products are available in a number of formulations:

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

●
Surface washing agents are a blend of water-based and ultimate biodegradable ingredients specifically formulated to emulsify and encapsulate fuel and oil by penetrating and breaking down long chain hydrocarbons bonds rendering them water soluble.  Our surface washing agent has satisfied the regulatory requirements of the NCP, allowing it to be listed on the NCP product schedule under the surface washing agent category, meaning it can be used by “Federal on-scene coordinators” in accordance with such regulations and is posted on the EPA's website (www.epa.gov/emergencies/content/ncp/index.htm) in the Product Schedule and Technical Notebook.

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

●
Ultimate Biodegradable Bio Semi-Synthetic “Green” Motor Oil is our newest API Service SN and USDA BioPrefered® certified motor oil for all gasoline engines and is also available as aconventional and re-refined motor oil.  Our conventional formula replaces Group II base stock with green re-refined base stocks and our proprietary biodegradable additive.

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

In March 2013 we were granted a license to display the API SN and ILSAC GF5 service symbols for G-OIL® SAE 10W-30, 5W-20, 5W-30, 0W-20 and 0W-30 motor oils and the API CJ-4SM service symbol for 15W-40 truck motor oil.  Our green motor oil is available as Advanced Full Synthetic, Full Synthetic, Conventional or 2X Refined.  The SN rating distinguishes gasoline-engine oils that are designed to provide (i) improved oxidation resistance, which means less oil thickening, (ii) improved deposit protection so the engine will not form harmful deposits as quickly, (iii) better engine wear protection and (iv) better low-temperature performance over the life of the oil.

Outdoor Power Equipment and Cleaning Chemicals

We sell G-CLEAN® electric and gasoline powered pressure washing equipment and cleaning chemicals.  Our pressure washers typically include pack-in of our concentrated cleaners and 4-cycle engine oils.

●
Pressure Washer Equipment is designed as a portable electric washer sold with a built-in G-CLEAN high pressure detergent injector. They are compacted designed to spray for long or short range applications.

•
All Purpose Cleaner is a multipurpose-multi surface cleaner designed to easily lift away dirt and debris as well as keeping surfaces cleaner longer by creating an invisible anti-static residue that reduces future dust and dirt buildup.

●
Concrete Cleaner & Degreaser, Siding & All Purpose Cleaner and Mold & Mildew Stain Remover are “heavy duty” cleaning solutions designed to be used in power washers.  They are available in concentrated tubes, dissolvable packages and collapsible bags.

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

Marine Products

Marine products available for sale under the G-Oil® and G-MARINE™ brand include 2-cycle marine oil, boat washes and hull and bottom cleaners currently available in a number of formulations:

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

GROWTH STRATEGY

We believe that our aggressive sales and marketing effort together with our efficient distribution infrastructure will enable us to successfully and quickly place our proprietary products with industrial, retail, commercial and government customers.  We recently shifted our strategy to focus on a full range of products specifically engineered to help overcome the oil and gas industry’s challenges of working in the world’s oil fields.  As part of this strategy, we will focus on acquiring and/or developing new and patent-pending technologies and then leveraging our bio-based solutions into the growing markets for oil field services.  We believe the new strategy will result in higher revenues and profit margins.

For our retail line of products our growth strategy is designed to capitalize on our “G” brand recognition and our position as a provider of environmentally-friendly, bio-based products.  We have launched a sales and marketing program for our performance and cleaning products, using product and corporate branding; distribution networks; promotional and advertising campaigns targeted toward our market; point of purchase marketing; push-pull strategies; and public promotions.

Develop New Products and Enhance Profitability of Our Existing Products

In an effort to continually satisfy unmet consumer needs and desires, we are developing new products and working closely with our suppliers and strategic partners to develop high performance green products.  We have a full-time employee along with Inventek chemical engineers devoted to creating new products utilizing existing proven and accepted ingredients. We believe these new formulations will better address the marketplace needs and mandates/requirements (retail, installers, commercial, government and military) in order to enhance our products profit margins.

Recently we were issued a patent for our G-CLEAN® Well Wake-UP!™ oil well remediation and stimulation suite of products and method of use.  We believe this suite of products is a first for the oil and gas industry.  The patent includes a biodegradable non-reactive oil well stimulation and method of use based on a nano-scale colloidal chemistry.

We developed a biodegradability accelerator named “BODA”, a proprietary additive that accelerates the biodegradability of motor oil and engine lubricants. BODA is a complex additive package that enables bacteria to rapidly accelerate the biodegradation process of our motor oil, bar and chain lubricants and our 2-cycle and 4-cycle engine oils.  We are currently bench and engine testing synthetic, conventional and re-refined lubricants with the BODA additive at independent third parties to determine the degree of biodegradability and their performance relative to comparable products, including reducing the cost of producing these products.

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

In May 2014, we entered into an Intellectual Property Exclusive License and Distribution Agreement (the “2014 Inventek Agreement”) with Inventek Colloidal Cleaners, LLC (“Inventek”) and Dr. Paul N. Andrecola (“Dr. Andrecola”) to support our well service initiatives.  Included in this agreement is an exclusive distribution and fully paid-up worldwide license to Inventek products and formulations related to applications in the oil and gas industry; including oil well stimulation and remediation products, grease, paraffin and asphaltenes degreasers and solvents, casing cutters, drilling lubricants and detergents, defoamers and surfactants, storage, mud and fractionation tank cleaners, oil and fuel spill surface washing agents and dispersants, oil field rig and equipment cleaners, heavy duty vehicle washing agents, hydraulic fracturing fluids and water treatments.  The initial term of the exclusive license expires May 20, 2039 (25 years) and also contains five automatic ten year renewal periods.

In addition under an agreement dated January 2009, with Inventek (the “2009 Inventek Agreement”), we acquired the exclusive right in the United States and Canada and the non-exclusive right world-wide, outside the United States and Canada, to sell, market and distribute in retail channels of distribution any cleaning products manufactured by Inventek.  In addition with respect to Inventek products we have the non-exclusive right world-wide to include all or selected portions of any certifications, products claims or descriptions, test results, safety or use instruction, or warnings, in labeling, packaging, documentation or any marketing materials or any other materials or media used in connection with the sale or distribution of Inventek roducts.

In exchange for these rights, we agreed to market and distribute the Inventek products under our line of “G” branded products and to refrain from distributing, promoting, marketing or selling any products that compete with Inventek products.  There are no minimum purchase requirements under our agreements with Inventek.  Our agreements also provides that we and Inventek will work together to establish testing procedures and reporting to ensure quality and consistency in our product batches.  The 2009 Inventek Agreement has a ten-year term after which it continues indefinitely until either party gives the other 90-days prior written notice of its intent to terminate the agreement.  We are currently in year five of the initial ten-year term.

In August 2014 we entered into a Strategic Relationship Agreement with Greentek Fluid Innovations, LLC (“GFI”).  Under this agreement, we purchased all of the intellectual property owned by GFI and developed in collaboration with Inventek and/or Dr. Andrecola and appointed GFI as a master distributor with respect to our products and services related to and in support of efforts in which GFI has oil and gas expertise.  The existing GFI distribution agreements will be amended to conform to the terms of the agreement as the GFI products related to their intellectual property will be re-branded G-CLEAN® or to reflect other company owned brands that are sold by us.  The GFI agreement terminates June 30, 2019.

In December 2008, we entered into a market distribution agreement with Techtronics Industries North America Inc. (TTI).  TTI is a leading manufacturer of outdoor power equipment and The Home Depot’s largest supplier.  Under this agreement, TTI purchases our performance and cleaning products and distributes the products through their domestic and international networks.  In addition, TTI co-brands and co-markets various G-branded products with certain of their power products, marketed under the Homelite and Ryobi brands.

In July 2010, we entered into an arrangement with Delta Petroleum Company to produce performance products for us based on our specifications and formulations.  In September 2010, we formalized this arrangement by entering into a Product Production and Sale Agreement with Olympic Oil, Ltd., a wholly-owned subsidiary of Delta Petroleum.  (In this report, we refer to Olympic Oil and Delta Petroleum collectively as the “Delta Group.”)  Under this agreement, the Delta Group produces all our performance products based on our formulations and specifics, which we provide to them.  Delta Group also tests the finished product to ensure compliance with our specifications and performance standards and bottles, packages, warehouses and ships the final product to our customers.  The Delta Group purchases the ingredients and raw materials that are used to produce these products from its suppliers.  The Delta Group also has the right under the agreement, subject to our consent, to sell our products to its other customers either under our label or under the customers’ private label.  The agreement was for a three-year term and is automatically renewed for an unlimited number of one-year terms until one of the parties gives the other 60 days prior written notice that it does not want to renew the agreement.

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B Green Solutions, L.P. (‘E&B”), an entity owned and controlled by Francesco Galesi (“Galesi”), one of our largest stockholders.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business and will be the [primary] [sole] [a] distributor of our entire suite of G-CLEAN® Well Wake-UP!™ products specifically engineered for oil and gas fields.  Our cleaning products for the oil and gas well service industry include Well Wake Up!, Sump Remediation, Casing Cutter, Frac and Storage Tank Cleaner & Water Treatment and Rig & Equipment Cleaner.  The proprietary base of our well servicing products is listed on the EPA's NCP for oil spill clean-ups.

Finally, we have a Representation Services Agreement with Marketiquette, Inc. (“Marketiquette”), under which Marketiquette, comprised of seasoned sales and marketing professionals, markets and sells our products as well as provides leadership services to our organization.  Marketiquette is co-owned by our President and Chief Marketing Officer, who is also a director and founder of our company, and his wife. Marketiquette has led the identification of prospective new markets and related development of proprietary products.  In May 2014 the agreement with Marketiquette expired in accordance with its terms. However, the agreement provides that Marketiquette will continue to provide sales, marketing and leadership services for a period of 12 months following expiration.  We expect to enter into a new agreement with Marketiquette before May 2015.

SALES AND MARKETING

The cornerstone of our marketing platform is “performance”, surrounded by environmental benefits as a result of producing and usage of our “green” products as well as the benefits of being domestically grown, sourced and manufactured (GROWN & MADE IN THE USA).  This approached is designed to help us overcome some of the challenges, or less than desirable past experiences, of our end users with other green claiming products with the ultimate goal that our products are not only the green choice, but the logical choice as our performance meets or surpasses the performance of conventional non-green products.

We compete in a number of large industries populated by some enormous well-funded companies that have exceptional category expertise and well established brands.  Our go-to-market or sales approach relies on legislative support, the understanding of government logistics and target audiences’ needs in order to satisfy them, the ability to gain confidence and credibility when seeking trial and third party endorsements and ultimately, getting our products into the hands of consumers and customers everywhere while enticing them to purchase.

With our focused shift towards the well service category of the oil and gas industry, we are entertaining a second tier distribution sales approach, favoring in-house sales expertise to work exclusively with well service providers as well as the distributors who supply chemical solutions to these providers; and, the end users requesting the services that also demand these chemical solutions.  Bringing ‘our solution’ to market as part of the service provider’s total solution package will enable us to be embraced by them, not compete with them with the assurance of helping us reach our goals of getting our products and solutions into the hands of the end users.  Our well service focused sales team will require a certain skill set and category expertise to properly explain the features and benefits of our products when pointing out the advantages of our products versus the competition as well as possessing the ability to demonstrate ‘on-site’ at the point of usage.  This will be a critical component in achieving sales within this highly competitive and vertically integrated category.

Our sales and marketing program for our retail performance and cleaning products, uses product and corporate branding; promotional and advertising campaigns on television channels targeted toward our market; point of purchase marketing at auto parts retail stores, home improvement centers, grocery store chains, mass market retailers, and regional wholesalers; push-pull strategy; and public promotions.  We believe that our aggressive sales and marketing effort together with our efficient distribution infrastructure will enable us to successfully and quickly place our products with retail and commercial customers.

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

Our sales infrastructure includes master distribution agreements with a variety of wholesalers and Marketiquette’s contractual arrangements with third party sales professionals.  We are actively pursuing relationships with other distributors, wholesalers and retailers to include additional major national consumer purchase locations in the household goods, automotive aftermarket, and categories that include home improvement centers.

CUSTOMERS

A significant portion of our sales is derived from a limited number of customers.  For the fiscal year ended June 30, 2014 and 2013, approximately 78% and 89%, respectively, of our sales were made to TTI, which is a principal supplier to The Home Depot and Menards, Inc., and companies owned and/or controlled by Galesi and Walmart.  Galesi's beneficial ownership is approximately 19.9% as of September 22, 2014.

Our targeted customers are leading national and regional retailers, primarily consisting of mass merchandisers, auto parts (including quick lube/oil change retailers), home centers and hardware Stores.  We are also pursuing customers in the United States and internationally in the oil and gas industry, industrial, municipality and military markets.

COMPETITION

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

The retail and industrial market for marine supplies is highly competitive.  Many competitors who sell marine products have their own supply stores sell through catalogs, over the Internet and through distributors. The principal factors of competition in our marketplace are selection, quality, availability, price, convenience and access to a wide variety of merchandise.  The market for specialized service chemical programs for well services and water and land clean-up is also highly competitive.

INTELLECTUAL PROPERTY

We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties. We regard our proprietary technology, trade secrets, trademarks, licenses and similar intellectual property as critical to our success, and we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect our rights in and our products and technology.  These include the following:

●	Exclusive license to market, distribute and sell Inventek products, which make up the bulk of our well services, surface washing agents and cleaning products.

●	Our own formulations for motor oil, 2-cycle oil, 4-cycle oil and bar and chain lubricants.

●	The purchase of our TC-3W marine engine oil from an additive supplier.

As part of the 2014 Inventek Agreement we have an exclusive distribution and worldwide license to Inventek products and formulations related to applications in the oil and gas industry; including oil well stimulation and remediation products, grease, paraffin and asphaltenes degreasers and solvents, casing cutters, drilling lubricants and detergents, defoamers and surfactants, storage, mud and fractionation tank cleaners, oil and fuel spill surface washing agents and dispersants, oil field rig and equipment cleaners, heavy duty vehicle washing agents, hydraulic fracturing fluids and water treatments.

In June 2014 we were issued a U.S. patent for certain G-CLEAN® Well Wake-UP!™ oil well remediation and stimulation suite of products.  We believe the products are the first environmentally friendly well remediation and stimulation fluids in the oil and gas Industry.  The patent covers readily biodegradable fluids which are also non-reactive with the geological formation unlike traditional acid and organic solvent based fluids which damage the reservoir formations and involve risks of groundwater contamination.  The products are based on a disruptive technology platform based on nano-scale colloidal chemistry. Since our inception we have invested significant amounts of capital into research and development of new products.

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

Applications are pending in Australia, Brazil, China, Chile, Columbia, Trinidad & Tobago, and Ghana for G OIL (and/or G OIL and Design).  Applications are pending in Argentina (class 3), Australia, Brazil, Ecuador, China, Trinidad & Tobago, and Venezuela for G CLEAN.

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

Well Service Products

We purchase our oil and gas well services products from Inventek in concentrated or diluted form and either ship them directly to our distributors or customers.  These products include oil well stimulation and remediation products, grease, paraffin and asphaltenes degreasers and solvents, casing cutters, drilling lubricants and detergents, defoamers and surfactants, storage, mud and fractionation tank cleaners, oil and fuel spill surface washing agents and dispersants, oil field rig and equipment cleaners, heavy duty vehicle washing agents, hydraulic fracturing fluids and water treatments.

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

Cleaning Products

We purchase all our cleaning products in concentrated form from Inventek, and either bottle the products at Inventek or ship them to the Delta Group or another blender/bottler for blending and bottling and then to our distributors.

Marine Products

We currently purchase our TC-3W 2-cycle marine engine oil from Infineum USA L.P. (“Infineum”).  The combination of Infineum’s bio-base oil and additives create the necessary performance attributes that make our marine engine oil effective and biodegradable as determined by ASTM Standards. Infineum ships our marine products to the Delta Group or another vendor designated by us for blending and bottling, which then ships the finished product to our distributors and customers. Our marine cleaning products are purchased from Inventek.

DISTRIBUTION

We have a number of agreements with distributors in the United States and Canada, the most important of which is our five-year worldwide distribution agreement with TTI for G-branded products, which we entered into in December 2008.  In December 2013, the agreement was automatically renewed for another five-year term.  TTI is the manufactuerer of Ryobi™ and Homelite™ hand-held gas and electric powered outdoor equipment, including grass and weed trimmers, power washers, blowers, chain saws and hedge trimmers.  Under our agreement with TTI, they have the non-exclusive right to distribute all of our products, including all G-OIL® 2-cycle, 4-cycle, Bar & Chain oils and G-CLEAN™ biodegradable detergents, throughout its global distribution network.

TTI has the exclusive right to distribute our non-automotive products through the following channels of distribution: (i) specific retail stores within the United States, Canada and Mexico, including all retailers with an average of at least 40,000 square feet per store, (ii) all marketing channels outside of the United States, Canada and Mexico, and (iii) all marketing channels with respect to any of our new products unless otherwise expressly agreed to in writing.  Our agreement with TTI provides that we will collaborate to devise mutually beneficial marketing strategies and campaigns.  The term of our agreement with TTI will automatically renew for successive five year periods beginning on January 1, 2014, unless earlier terminated pursuant to the agreement or written notice of non-renewal is provided at least one year prior to the expiration of the then current term.  For the fiscal years ended June 30, 2010, 2011, 2012, 2013 and 2014 approximately 64%, 41%, 34%, 36% and 62% of our revenues, respectively, were derived from TTI.  TTI beneficially owned approximately 17.4% and 0% of our outstanding shares as of June 30, 2014 and September 22, 2014.

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B and a separate agreement with Green Planet (“Green Planet”), which is also owned and controlled by Galesi.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business that will be responsible for the distribution of our full range of G-CLEAN products specifically engineered for oil and gas fields.  Our cleaning products for the oil and gas well service industry include: Well Wake Up!, Sump Remediation, Storage Tank Cleaner and Rig & Equipment Cleaner.  The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (NCP) for oil spill clean-ups.  Galesi beneficially owned approximately 16.5% and 19.9% of our outstanding shares as of June 30, 2014 and September 22, 2014.

EMPLOYEES

As of September 22, 2014, we have three full-time employees.  None of our employees are members of a union.  We believe that we have good relations with our employees.

CORPORATE HISTORY

We were organized under the laws of the State of Delaware on August 7, 2007.

We have one wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc., a Delaware corporation incorporated on June 3, 2008.  We do not own equity interests in any other entity.  Our executive offices are located at 1136 Celebration Boulevard, Celebration Florida 34747 and our telephone number is (877) 438-4761.

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

Since our inception in August 2007, we have incurred operating losses in every year.  At June 30, 2014, we had cumulative net losses of approximately $82.1 million.  We also have negative cash flows from operations. For the year ended June 30, 2014, we had an operating cash flow deficit of $2.3 million.  Historically, we have funded our operations with proceeds from the sale of debt and equity securities and by settling some of our outstanding obligations with issuances of common stock.  Our growth strategy is to increase our market share through a variety of sales and marketing initiatives, which require significant amounts of capital.  We will also need capital to expand our production capacity and distribution capability.  This is likely to result in additional losses and negative cash flow for the foreseeable future.

If we do not raise additional capital, we will not be able to achieve our growth objectives and we may need to curtail or even discontinue operations.

We do not currently have sufficient financial resources to fund operations.  At June 30, 2014 we had a working capital deficit of $12.0 million.  At the present time we have no firm commitments for investment capital and we have no debt facilities, such as a working line of credit or receivables factoring agreement.  If we require additional capital, new sources for such capital may not be available to us when we need it or may be available only on terms that are unfavorable.  If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities.  In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital.  As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

If we cannot continue as a going concern, you will lose your entire investment.

In their report in connection with our financial statements for the fiscal year ended June 30, 2014, our independent registered public accounting firm included an explanatory paragraph stating that because we have incurred net losses and have a net capital deficiency and because we require additional funds to meet our obligations, there is substantial doubt as to our ability to continue as a going concern.  If we cannot continue as a going concern, your entire investment may be worthless.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.

We rely on a network of strategic partners for basic business critical services, and we have no control over their operations and if any of these relationships terminate, our business and operations may be adversely impacted.

Our strategic partners include (i) Inventek, which supplies us with our oil field services, cleaning products and our surface washing agent, (ii) the Delta Group, which supplies us with our performance products and which also provides us with various other services such as bottling, packaging, warehousing and shipping, (iii) Marketiquette Inc. for sales and marketing and  (iv) TTI for distribution. The loss of any one of these relationships could have an adverse material impact on our business because we do not have the internal resources to bring any of these functions in-house and we do not believe that we could quickly find a replacement for any of these strategic partners.  We cannot assure you that our relationship with any of these entities will continue or that the services they provide to us will be adequate.  If any of these relationships terminate or the level or quality of the services provided by any of our strategic partners is inadequate, our business, operations and financial condition may be adversely impacted.

We depend on a third party to effectively market and sell our products.

We depend on Marketiquette to market and sell our products as well as provide leadership services to our organization.   Jeffrey Loch, our President and Chief Marketing Officer, and his wife are the co-owners of Marketiquette.  Mr. Loch is also one of our directors and founders and is particularly knowledgeable about the automotive and household products industries. Marketiquette has developed and implemented marketing programs for our products and has led the identification of prospective new markets and related development of proprietary products.

Our Representation and Services Agreement with Marketiquette expired in May 2014. If a new agreement cannot be entered into with Marketiquette, or if they are not able to continue to effectively market and sell our products, we will either engage a new marketing firm or develop our own internal sales and marketing department.  We cannot assure you that we will be able to achieve either of these alternatives.  In particular, building a sales and marketing department will take time and require significant amounts of capital. This could force us to redirect our resources away from critical areas of our business.  It could also distract our senior executives from their other duties.

Our future success depends on broad market acceptance of our products, which may not happen.

Our entire business is based on the assumption that the demand for non-toxic, environmentally-friendly oil field services, performance and cleaning products will develop and grow.  We cannot assure you that this assumption is or will be correct, particularly in an era where the prices of oil and petroleum products are declining.  Our success depends, in large part, on the willingness of consumers, including individual retail users as well as corporations, governments and industrial users, to pay a premium for environmentally friendly products.  The market for environmentally-friendly products is relatively new and currently is quite small.  As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, “green-based” products is highly uncertain.  In order to be successful, we must convince corporations to use and retailers to stock our products and educate consumers that our products perform as well as the petroleum- and chemical-based products they currently use and that the benefit of using our products is worth any additional cost.  We believe that one of the major obstacles we face is the lack of knowledge of the importance of reducing the use of petroleum- and chemical-based products from an environmental and health perspective.  We spend a considerable amount of our marketing budget educating consumers on the benefits associated with using our products as well as proving that our products work as well as the existing products they are accustomed to using.  We can provide no assurances that these efforts will be successful or result in increased revenue.  Similarly, we cannot assure you that the demand for our products will become widespread.  If the market for our products fails to develop or develops more slowly than we anticipate, our business could be adversely affected.

We depend on a limited number of suppliers for our products and to provide us with ancillary supply chain services.  If our suppliers cannot provide us with a sufficient quantity of high quality products on a timely basis, our reputation may be impaired, which, in turn, could adversely impact our business, results of operations and financial condition.

We rely on Inventek to supply us with our oil field services, cleaning products and our surface washing agent, on Infineum to provide us with our marine oil and on the Delta Group to supply us with our performance products.  We also rely on the Delta Group to provide us with testing, bottling, packaging, warehousing and shipping services.  If our relationship with any of these suppliers were to terminate, we may not be able to find another supplier that could provide us with comparable replacement product.  In addition, if any of these suppliers fail to provide us with product in a timely manner or in sufficient quantities or if the quality of the product they produce is below that which our customers expect, our ability to satisfy customer demand will be adversely impacted and our reputation will be harmed.  In turn, this may adversely impact our ability to generate revenues and profits.  Both Inventek and Infineum use their own respective proprietary technology and know-how to produce these products and we have little or no control over its methods of operations, including its processes and production schedules.

A number of factors may affect the timely delivery of our oil field services, performance and cleaning products, including production capacity, the availability of raw materials (i.e., vegetable and plant oils), labor issues (such as strikes, slow-downs and lock-outs), natural phenomena (such as inclement weather, tornados and earthquakes) and service disruptions (such as gas leaks and power outages).  Similarly, the quality of our products may be adversely affected if our suppliers fail to blend the ingredients properly, if there are shortages of key ingredients or if we have to use a different supplier or suppliers.  For example, if we are unable to obtain the bio-base from our suppliers, and we are unable to remedy the disruption within a reasonable time, we may have to reformulate our products, which would divert resources from other projects and add to product costs.  This reformulation may take a substantial period of time, and we may be unable to maintain the “green” properties or performance qualities of our products or obtain necessary industry certifications on a timely basis, if at all.  We cannot assure you that there are other suppliers that have the know-how or capability to supply us with a sufficient quantity of products of comparable quality.  Products produced from a different bio-base or from a different supplier are likely to have a different formulation with different characteristics and may be inferior in terms of their performance. This could have a material adverse impact on our reputation, which could negatively affect our revenues.

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

A significant element of our business strategy is to build market share in the oil field services industry and by continuing to promote and establish our “G” brand.  If we are not successful in selling into the oil field services industry or cannot establish our brand identity, we may fail to build the critical mass of customers required to substantially increase our revenues.  Promoting and positioning our products will depend largely on the success of our sales and marketing efforts and our ability to provide a consistent, high quality customer experience.  To promote our products and brand, we expect that we will incur substantial expenses related to sales, advertising and other marketing efforts.  If our sales and promotion activities fail, our ability to attract new customers and maintain customer relationships will be adversely affected, and, as a result, our financial condition and results of operations will suffer.  Gaining market share for our G-branded products may prove to be extremely difficult as many of our competitors – including major oil field services companies and consumer products companies – are larger and better capitalized.  Consequently, the rate of growth for sales of our G-branded oil field services, performance and cleaning products may be slower than we have anticipated.  If we are unable to successfully achieve market acceptance of our products, our future results of operations and financial condition will be adversely affected.

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

For the year ended June 30, 2014, we derived approximately 62% of our sales from one customer,  TTI.  We cannot assure you that we can sustain these levels of sales to this customer.  If we do not diversify our customer base and this customer eliminates or reduces its reliance on us, our losses will increase.

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

Our success depends on our ability to use and/or exploit the intellectual property of third parties as well as our ability to protect our own intellectual property.  For example, we rely on Inventek to provide us with high-quality bio-based oil field services, cleaning products and our surface washing agent, based on its proprietary technology.  In addition, in May 2014, we entered into an Intellectual Property Exclusive License and Distribution Agreement with Inventek and Dr. Andrecola to support our well service initiatives. Included in this agreement is an exclusive distribution and fully paid-up worldwide license to all Inventek products and formulations related to applications in the oil and gas industry. None of the intellectual property used by Inventek to produce our products is protected by patents.  Thus, if another party were able to replicate the process or if there is a determination that they are infringing on the rights of others, our exclusive rights may be worthless.  Similarly, we may become aware of other products, technologies or processes that either enhance the performance of or complement our existing products or that will enable us to expand our product offerings.  Our ability to market, sell and distribute our products will depend on our ability to use the intellectual property of these companies.  We cannot assure you that we will be able to obtain the rights to those products, technologies or processes on terms that make economic sense.  If we are unable to obtain the licenses that are necessary for us to remain competitive, our business, results of operations and financial condition could be adversely impacted.

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

The market price for our common stock is highly volatile.  Since August 2007, the price of a share of our common stock has traded from a low of $0.05 to a high of $4.59.  This extreme volatility could result in substantial losses for investors.  The market price of our securities may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

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

At September 28, 2014, Inventek, Galesi and Walter Raquet (“Raquet”) beneficially owned 37.3%, 19.9% and 16.6%, respectively, of the outstanding shares of our common stock.  As a result, each of these stockholders have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation.  This de facto control could be disadvantageous to our other stockholders with interests that differ from those of the control group, if these stockholders vote together.  For example, the control group could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other stockholders.  In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of September 22, 2014, we had 298,458,632 shares of common stock issued and outstanding.  We had reserved an additional 164,869,464 shares for issuance as follows:

●	40,000,000 shares reserved for issuance under our stock option plan, of which 26,451,562 underlie outstanding options at September 22, 2014;
●	96,925,641 shares reserved for the conversion of the convertible debentures; and
●	27,943,823 shares underlying outstanding warrants.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our lease for approximately 5,045 square feet of warehouse and office space for our sales and marketing offices in Celebration, Florida will expire in September 2016.

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

	Price Range Per Share
	High ($)	Low ($)
Year Ended June 30, 2014:
First Quarter	0.17	0.10
Second Quarter	0.15	0.05
Third Quarter	0.15	0.05
Fourth Quarter	0.13	0.07

Year Ended June 30, 2013:
First Quarter	0.24	0.15
Second Quarter	0.30	0.15
Third Quarter	0.30	0.16
Fourth Quarter	0.20	0.12

On September 26, 2014, the last trade price of our common stock on the OTCBB was $ 0.07.

Holders

As of September 29, 2014, there were approximately 401 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception.  We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In April 2014, we issued 1,052,000 shares of our common stock to pay the accrued interest on a convertible debenture.

In March 2014 and May 2014, we issued an aggregate of 105,200,000 shares of our common stock, with an aggregate fair market value of $7,572,000 to pay for the purchase of technology relating to our oil field services product line from Inventek.

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

The following table summarizes the options granted under the Plan as of June 30, 2014.  The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	26,451,562	$0.31	13,548,438
Equity compensation plans not approved by stockholders	--	--	--

Total	26,451,562	$0.31	13,548,438
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

Overview of our Business

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based well service, automotive, marine and residential enhancement, performance and cleaning products.  Our products, including our G-OIL®, G-CLEAN® brands and G-CLEAN® Well Wake-UP!™, are used primarily in the oil and gas well service industry, automotive aftermarket, the outdoor power equipment, and marine markets.

Our technology platform for manufacturing innovative proprietary and patented high performing “green” products is the end result of company created or licensed intellectual property.  These technologies replace traditional petroleum/hydrocarbon and chemical/solvents derived bases typically associated with conventional non-green products without compromising performance or value while delivering a more environmentally safer choice. We believe our products deliver comparable or superior performance at competitive prices, thus giving consumers and industries alike the ability to ‘do their part’ in protecting the environment without paying more.

We recently shifted our strategy to focus on a full range of products specifically engineered to help overcome the oil and gas industry’s challenges of working in the world’s oil fields.  As part of this strategy, we will focus on acquiring and/or developing new and patent-pending technologies and then leveraging our bio-based solutions into the growing markets for oil field services.  We believe the new strategy will result in higher revenues and profit margins.  Increased energy demands have expanded the obstacles faced by this industry as they try to preserve and do ‘no harm’ to the delicate eco-system when drilling wells.  Both patented and patent-pending products have been tested by Petróleos de Venezuela, S.A (PDVSA), the Venezuelan national oil company, and E&B Green Solutions, L.P., a well services company based in Bakersfield, California, owned by Francesco Galesi, one of our largest stockholders.  Our oil field products are a natural fit as they will clean, optimize and restore safety to this industry and our environment.  We are actively pursuing opportunities and relationships domestically and worldwide with oil field services providers, oil and gas exploration and production companies and distributors.

We will continue to sell a number of our lubricant and cleaning products directly to retailers and through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals.  Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Lowes, Menards and Canadian Tire Corporation.

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

Since inception in 2007, our goal has been to provide a superior green product at prices comparable to traditional products within the same category designation and to validate the proposition that by eliminating price and performance discrepancies, consumers and industries will usually go green.  In oil fields our products allow drillers, well operators, service providers and other potential customers to meet their production, maintenance and spill remediation challenges with green solutions that enhance production, eliminate unnecessary costs and keep their people and the environment safer.  We trademarked the phrase “SAVE THE EARTH – SACRIFICE NOTHING®”, meaning that consumers and customers alike should not have to give up value or performance when choosing to go “green.

Key accomplishments during our fiscal year ended June 30, 2014 include:

●
In June 2014 we were granted US Patent 8,778,850 for the our G-CLEAN® Well Wake-UP!™ oil well remediation and stimulation suite of products and method of use. We believe the suite of products is a first for the oil and gas industry.  The patent includes a biodegradable non-reactive oil well stimulation and method of use based on a nano-scale colloidal chemistry.

●
In June 2014 we entered into an exclusive license and distribution agreement with Inventek Colloidal Cleaners (“Inventek”) to support our well service initiatives.  Included in the agreement is an exclusive distribution and fully paid-up worldwide license to all Inventek products and formulations related to applications in the oil and gas industry; including oil well stimulation and remediation products, grease, paraffin and asphaltenes degreasers and solvents, casing cutters, drilling lubricants and detergents, defoamers and surfactants, storage, mud and fractionation tank cleaners, oil and fuel spill surface washing agents and dispersants, oil field rig and equipment cleaners, heavy duty vehicle washing agents, hydraulic fracturing fluids and water treatments.

●	In May 2014 we appointed Walter Raquet as Interim Chief Executive Officer to assist us in securing business opportunities resulting from environmental concerns within the oil and gas industry.

●
In February 2014 we retained MAHARG Holding Corporation, a minority veteran owned consulting firm, to sell our products pursuant to government contracts, provide direct access to oil fields and explore environmental remediation opportunities in the U.S. and abroad.

●	In October 2013 we released the completion of successful testing data of G-CLEAN® Well Wake UP™ Stimulation Products in the Ananco District of the Orinoco Oil Belt in Venezuela.

●
In October 2013 we announced a break through additive technology to more quickly accelerate the biodegradability of petroleum engine oil in order to attack #1 cause of oil pollution in water.  The proprietary formula can be blended into petroleum base stocks during the production of lubricants to accelerate their biodegradability.

In July 2013 G-OIL® was added to the U.S. government’s Federal Procurement List.  Our bio-based full synthetic motor oil, which currently displays the USDA's Certified BioPreferred® Product Label, is now identified as a Federal Procurement Preferred Product within the newly created 4-cycle "crankcase" engine oil category.  The procurement regulations specify that engine oils with at least 25% bio-based content will receive federal procurement preference.  The new rule requires all federal agencies and government contractors to ensure their relevant procurement specifications require the use of bio-based engine oils.

Results of Operations

Comparison of the years 2014 and 2013

Overview

Our activities for the years ended June 30, 2014 and 2013 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations for the years ended June 30, 2014 and 2013 are as follows:

	Years Ended June 30,
	2014	2013
	($000’s)
Net sales	$4,050	$8,039
Loss from operations	(4,629)	(7,792)
Change in revaluation of derivatives	2,954	4,751
Loss on issuance of convertible debt	(884)	(846)
Interest expense, net	(4,283)	(2,707)
Net loss	$(6,842)	$(6,594)

Net Sales

Net sales for the year ended June 30, 2014 were $4,050, primarily attributed to sales of G-OIL® 4-cycle engine oils, G-CLEAN® grill cleaner, G-CLEAN® pressure washing equipment and G-OIL® 5W-30 motor oil.  Net sales for year ended June 30, 2013 were $8,039, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils, G-CLEAN® oil and gas well service cleaners, G-CLEAN® pressure washing equipment and G-OIL® 5W-30 motor oil.  The decrease in net sales from 2013 to 2014 is primarily due to decreased sales of G-CLEAN® pressure washing equipment and G-CLEAN® oil and gas well service cleaners.

For the fiscal years ended June 30, 2014 and 2013, approximately 78% and 89%, respectively, of our sales were from four customers: TTI, companies owned and/or controlled by Galesi, Walmart and Menards,   Net sales are comprised as follows:

	Years Ended June 30,
	2014	2013
	($000’s)
Performance products	$3,098	$4,025
Cleaning products	952	4,014

Total	$4,050	$8,039

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the years ended June 30, 2014 and 2013 were approximately $3,910 and $7,590, respectively.  The decrease in cost of sales from 2014 to 2013 is primarily due to the decrease in net sales.

We will continue to evaluate other opportunities to improve gross margins on our existing product line.  We intend to further increase profitability of our product base through various measures which may include changing product formulations, reducing components cost by increasing volume and reducing expenses by improving operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the years ended June 30, 2014 and 2013 include the following:

	Years Ended June 30,
	2014	2013
	($000’s)
Salaries	$585	$966
Selling, marketing, public relations and related	1,394	2,965
Development, product release and testing	319	557
Storage Fees	-	330
Management and operating fees	522	909
Legal and professional	230	531
Occupancy, communications and all other, net	644	836

Total selling, general and administrative expenses	$3,694	$7,094

The decrease in salaries is due to a decrease in headcount and the employee’s agreement to reduce their salaries in exchange for restricted stock, which is included in stock-based compensation.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and promotional spending.  The decrease in development, product release and testing is due to a reduction of third party testing.    The decrease in management and operating fees is due to lower shipping and consulting fees.  The storage fees are due to a prior year significant charge for raw materials stored on behalf of our manufacturer.  The decrease in legal and professional is due to prior year consulting fees in connection with government grant efforts and lower legal costs.  The decrease in occupancy, communications and all other is due to lower insurance cost, rent and travel.

Stock-based compensation

Stock-based compensation expense for the years ended June 30, 2014 and 2013 was approximately $739, and $939, respectively.  The decrease is due to stock options grants issued in prior years being fully expensed.

Depreciation and amortization

Depreciation and amortization expense for the years ended June 30, 2014 and 2013 was approximately $336 and $208, respectively.  Depreciation charges totaled $15 and $22 for the years ended June 30, 2014 and 2013, respectively, and amortization expense for intangible assets totaled $321 and $187 for the years ended June 30, 2014 and 2013, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $2,954 and $4,751 for the years ended June 30, 2014, and 2013, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 10 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $884 and $846 for the years ended June 30, 2014 and 2013.  The charge was in connection with the issuance of our 6.0% secured convertible debentures and associated warrants.  See note 11 to our financial statements.

Interest expense, net

Net interest expense for the years ended June 30, 2014 and 2013 was approximately $4,283 and $2,707, respectively.  Interest expense consists of $3,323 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $535 in connection with the  interest on the outstanding secured convertible debentures, $190 in connection with the elimination of the commitment shares included in the Lincoln Park Capital agreement, $204 for  interest on the note payable to a related party and $31 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014 and 2013, we had $108 and $189, respectively, in cash and an accumulated deficit of $82,145 and $75,303 respectively.  At June 30, 2014 and 2013, we had a working capital deficit of $12,008 and $12,110, respectively.

Net cash used by operating activities was $2,324 and $7,695 for the years ended June 30, 2014 and 2013, respectively.  The decrease from 2014 to 2013 was primarily due to the decrease in funding and sales which generated less cash to spend on operations.

Net cash provided in financing activities was $2,315 and $7,538 for the years ended June 30, 2014 and 2013, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of note payables and secured debentures in the amount of $2,900 and $5,250, respectively, partially offset by payments of $1,040 in 2013 compared to issuance of note payable of $2,354 in 2013.  The net proceeds from our financing activities were used to support purchases from suppliers and advertising costs.

We currently have no material commitments for capital expenditures.  Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  In the foreseeable future, we will require capital for the payment of the related party notes payable disclosed in notes 11 and 17 to our financial statements. Capital is required for the growth of our business, including increases in personnel, sales and marketing, and purchasing finished goods to fulfill orders.

Losses from operations are continuing subsequent to June 30, 2014 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.  From July 1, 2013 through June 30, 2014, we issued 105,200,000 shares of common stock with a market value on the date of issuance equal to $7,572 to pay for the purchase of technology utilized in the Company’s oil field services product line, 12,000,000 shares of common stock with a market value on the date of issuance equal to $960 for consulting fees, 4,655,000 shares of common stock with a market value on the date of issuance equal to $362, to employees and Marketiquette, for their agreement to a temporary reduction in their cash based salary and marketing fees, 4,479,000 shares, with a market value on the date of issuance equal to $489 to pay the accrued interest on our secured convertible debenture,  2,156,000 shares of common stock to related parties with a market value on the date of issuance equal to $173, to pay for outstanding debt and marketing fee and 275,000 shares of our common stock, with a market value on the date of issuance equal to $29, to pay a consultants for services rendered.

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of 6.0% Secured Convertible Debentures.  In fiscal 2014, we realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 5,885,000 shares of Common Stock on or before March 31, 2018 to eleven accredited investors.  The fiscal 2014 debentures have a conversion price of $0.06 per share.

Due to the weighted average anti-dilution provision the conversion price of $7,500 of debentures is reduced from $0.17 to $0.13 per share.   In addition the attached warrants exercise price is reduced from $0.21 to $0.15 per share.  We may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

Subsequent Event

In August 2014 we entered into a Strategic Relationship Agreement with Greentek Fluid Innovations, LLC (“GFI”).  Under this agreement, we purchased all of the intellectual property owned by GFI and developed in collaboration with Inventek and/or Dr. Andrecola and appointed GFI as a master distributor with respect to our products and services related to and in support of efforts in which GFI has oil and gas expertise.  In consideration for the intellectual property we issued 10,000,000 shares of our common stock to GFI. The agreement terminates June 30, 2019.

In September 2014, TTI and certain of its wholly-owned subsidiaries (collectively, “TTI”), Galesi Management Corporation (“Galesi”), Walter Raquet (“Raquet”) and FWD, LLC (“FWD”) and us entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD are affiliates of the company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of our common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under their 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,400 plus accrued interest held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against our assets. In addition, Galesi, Racquet and FWD, on the one hand, and TTI, on the other hand, agreed to discontinue certain legal proceedings between them relating to an action commenced by TTI to collect a debt owed to TTI by Inventek Colloidal Cleaners, LLC, our third party manufacturer of oil field services and cleaning products.

In September 2014, FWD and us entered into a Loan Extension Agreement for the $3,400 6% Secured Note, plus accrued interest, and a $1,757 Promissory Note for past due accounts payable and accrued expenses. Under the Loan Extension Agreement and Promissory Note the maturity date of outstanding balances has been extended to October 1, 2015.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2014, our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of June 30, 2014, we had an accumulated deficit of $82,145, with total stockholders’ deficit of $10,342.  We had a working capital deficit of $12,007 at June 30, 2014 and are currently in default of the 3.25% Secured Note and the 6% Secured Notes issued to related party disclosed in notes 8 and 9.  These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand.

Subsequent to June 30, 2014 a 6% Secured Note in the principal amount of $3,400 plus accrued interest of $488 as well as $1,717 of accounts payable and accrued expenses due to TTI were assigned to related parties of the Company (see Subsequent Event). Under a September 2014 Loan Extension Agreement and Promissory Note the maturity date of $5,605 of payables have been extended to October 1, 2015.

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

Contractual Arrangements

Significant contractual obligations as of June 30, 2014 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Sponsorship Agreements	$325	$325
Facility Lease	$121	$52

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report.  Based on this evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

Management has conducted, with the participation of our President and our Chief Financial Officer, an assessment of our internal control over financial reporting as of June 30, 2014.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2014, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated herein by reference to our proxy statement for our 2014 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for our 2014 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our proxy statement for our 2014 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference herein to our proxy statement for our 2014 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference herein to our proxy statement for our 2014 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2014.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

1.     Financial Statements.  The following financial statements and the report of our independent auditor thereon, are filed herewith.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of June 30, 2014 and 2013
●	Consolidated Statements of Operations for the years ended as of June 30, 2014 and 2013
●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended June 30, 2014 and 2013
●	Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013
●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules — See response to Item 15(c) below.

3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

Exhibit Numbers	Description
3.1(a)	Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment of Certificate of Incorporation(1)
3.1(c)	Certificate of Merger of Foreign Corporation into a Domestic Corporation(1)
3.1(d)	Certificate of Correction of Certificate of Incorporation(1)
3.1(e)	Certificate of Correction of Certificate of Amendment(1)
3.1(f)	Certificate of Correction of Certificate of Merger(1)
3.1(g)	Certificate of Ownership and Merger(1)
3.2	By-Laws(1)
4.1	Specimen Stock Certificate(1)
4.2	Form of Option Agreement(1)
4.3	Final form of 6% Convertible Debenture due and payable on December 31, 2014(2)
4.4	Final form of Series A Common Stock Purchase Warrant exercisable at any time on or before December 31, 2016 at an exercise price is $0.21(2)
10.1	2008 Stock Award and Incentive Plan, as amended(1)
10.2	**Employment Agreement with William J. Marshall(1)
10.3	**Employment Agreement with Greg Adams(1)
10.4	Agreement with Inventek Colloidal Cleaners, LLC(1)
10.5	Distribution Agreement with Techtronics Industries North America, Inc.(1)
10.6	Promissory Note in the aggregate principal amount of $300,000(1)
10.7	Promissory Note in the aggregate principal amount of $125,000(1)
10.8	Agreement with Bio Tec Fuel and Chemical, LLC(1)
10.9	Letter Agreement with Kwik Paint Products(1)
10.10	Agreement with Marketiquette, Inc.(1)
10.11	Investment Agreement with Techtronics Industries Co., Inc.(1)
10.12	**Amendment No. 1 to Employment Agreement with Greg Adams(1)
10.13	Assignment of Invention, Priority Rights and Rights to Apply for Patents by Mathew Zuckerman(1)
10.14	Final form of Securities Purchase Agreement, dated as of December 12, 2011, between Green Earth Technologies, Inc., and each Investor identified on the signature pages thereto(2)
10.15	Final form of Registration Rights Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and certain of the Investors(2)
10.16	Final form of Patent Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.17	Final form of Trademark Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.18	Final form of Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.19	Intellectual Property Exclusive License and Distribution Agreement dated as of May 20, 2014. (3)
21.1	Subsidiaries of Green Earth Technologies(1)
23.1	Consent of Friedman LLP*
31.1	Certification of President and Chief Marketing Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32.1	Certification of President and Chief Marketing Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Schema Document

*     Filed herewith.
**     This exhibit is a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s Securities and Exchange Act of 1934 Registration Statement on Form 10 on October 6, 2009, as amended.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 and incorporate herein by reference.

(3)	Filed on June 6, 2014 as an exhibit to the Company’s Current Report on Form 8-K and incorporate herein by reference.

(c) Financial Statement Schedules.

See the attached Schedule II – Valuation and Qualifying Accounts.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GREEN EARTH TECHNOLOGIES, INC.
Financial Statement Schedule
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended June 30, 2013	$10	18	(2)	$26
Year ended June 30, 2014	$26		(26)	$-
Inventory Reserve
Year ended June 30, 2013	$925	298	(42)	$1,181
Year ended June 30, 2014	$1,181	269	(39)	$1,411

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
Jeffrey Loch
President (Principal Executive Officer) Date: September 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BUICKO	Chairman of the Board of Directors	September 29, 2014
David M. Buicko	Director

/s/ GREG D. ADAMS	Chief Operating Officer,	September 29.2014
Greg D. Adams	Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ JEFFREY LOCH	President (Principal Executive Officer), Chief Marketing Officer and	September 29, 2014
Jeffrey Loch	Director

/s/ HUMBERT POWELL	Director	September 29, 2014
Humbert Powell

/s/ WALTER RAQUET	Director	September 29, 2014
Walter Raquet	Interim Chief Executive Officer

GREEN EARCH TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Earth Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Green Earth Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, cash flows, stockholders’ deficit and the schedule listed in the index at item 15 for each of the year in the two-year period ended June 30, 2014. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2014 and 2013, and the consolidated results of operations and cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's losses, negative cash flows from operations, working capital deficit, related party note in default payable upon demand and its ability to pay its outstanding liabilities through fiscal 2014 raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Friedman LLP
East Hanover, New Jersey
September 29, 2014

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$108	$189
Restricted Cash	72	-
Trade receivables, less allowance of $0 and $26	502	726
Deferred cost, related party	6,227	6,227
Inventories, net	230	804
Prepaid expenses and other current assets	1,305	251
Total current assets	8,444	8,197
Property and equipment, net	14	29
Prepaid advertising	-	296
Intangibles, net	8,184	932
Total Assets	$16,642	$9,454

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	676	1,718
Accounts payable, related parties	171	2,275
Accrued expenses	1,428	1,108
Accrued expenses, related parties	306	519
Deferred revenue, related parties	6,502	6,375
Notes payable, related parties	-	3,400
Notes payable	1,232	60
Secured convertible debentures, net of debt discount	5,000	-
Derivative liability	5,136	4,852
Total current liabilities	20,451	20,307
Notes payable, related parties	5,605	-
Secured convertible debentures, net of debt discount	928	2,604
Total Liabilities	26,984	22,911

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 286,462,091 and 157,697,103 shares issued and outstanding, as of June 30, 2014 and June 30, 2013	286	158
Additional paid-in capital	71,517	61,688
Accumulated deficit	(82,145)	(75,303)
Total stockholders' deficit	(10,342)	(13,457)
	$16,642	$9,454

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share data)

	Year Ended June 30,
	2014	2013

Net sales	$4,050	$8,039

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	3,910	7,590
Selling, general and administrative expense	3,694	7,094
Stock-based compensation	739	939
Depreciation and amortization	336	208
	8,679	15,831

Loss from operations	(4,629)	(7,792)

Other income (expense):
Change in revaluation of derivatives	2,954	4,751
Loss on issuance of convertible debt	(884)	(846)
Interest expense, net	(4,283)	(2,707)

Loss from operations before income taxes	(6,842)	(6,594)

Income tax	-	-

Net loss	$(6,842)	$(6,594)

Basic and diluted net loss per common share	$(0.04)	$(0.04)

Basic and diluted weighted average common shares outstanding	181,015,000	155,901,000

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2012	154,138,423	$154	$60,048	$(68,709)	$(8,507)

Private placement of common stock	2,079,245	2	426	-	428
Shares issued for interest	1,464,435	2	275	-	277
Stock-based compensation	15,000	-	939	-	939
Net loss	-	-	-	(6,594)	(6,594)
Balance at June 30, 2013	157,697,103	$158	$61,688	$(75,303)	$(13,457)

Shares issued for interest	4,478,738	4	485	-	489
Restricted shares for employee compensation	4,655,000	5	357	-	362
Shares issued for consulting services	12,000,000	12	948	-	960
Shares issued for business acquisition	105,200,000	105	7,467	-	7,572
Issuance of common stock to settle payables, related party	2,156,250	2	170	-	172
Issuance of common stock to settle trade payable	250,000	-	25	-	25
Shares issued for services	25,000	-	3	-	3
Stock-based compensation	-	-	374	-	374
Net loss	-	-	-	(6,842)	(6,842)
Balance at June 30, 2014	286,462,091	$286	$71,517	(82,145)	$(10,342)

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,842)	$(6,594)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	336	209
Amortization of debt discount and deferred financing costs	3,323	2,167
Increase in allowance for inventory	268	298
Loss on issuance of convertible debt	884	846
Change in fair value of derivative liability	(2,954)	(4,751)
Bad debt expense	-	18
Stock-based compensation expense	736	939
Amortization of prepaid expenses paid in stock	133	-
Changes in assets and liabilities:
Restricted cash	(72)
Accounts receivable	224	(104)
Inventories	306	(409)
Deferred cost, related parties	-	(6,227)
Prepaid expenses and other current assets	(228)	160
Prepaid advertising	296	41
Accounts payable	370	(461)
Accounts payable, related parties	(549)	937
Accrued expenses	809	360
Accrued expenses, related parties	437	59
Deferred revenue	127	4,817
Net cash used in operating activities	(2,396)	(7,695)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	428
Proceeds from secured convertible debentures	2,354	5,250
Proceeds from notes payable, related party	-	2,900
Repayment of notes payable	(39)	(1,040)
Net cash provided by financing activities	2,315	7,538
Net decrease in cash	(81)	(157)
Cash and cash equivalent
Beginning of year	189	346
End of year	$108	$189

Supplemental information

Interest payments	$-	$-
Income taxes paid	$4	$6

Non-cash investing and financing activities
Interest paid in common stock	$489	$276
Issuance of common stock to settle trade payable	$25	$-
Issuance of common stock to settle related party payable and accrued expenses	$172	$-
Issuance of common stock for purchased technology	$7,572	$-
Issuance of common stock for prepaid consultant fees	$960	$-
Related party payable and accrued expenses converted into note payable	$5,605	$-
Trade payable converted into note payable	$1,211	$-

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc. (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware.  The Company markets, sells and distributes environmentally safe lubricants, cleaning products and oil well service products.  The Company’s product line crosses multiple channels including the oil well services, automotive aftermarket, marine and outdoor power equipment and cleaning markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of June 30, 2014, the Company had an accumulated deficit of $82,145, with total stockholders’ deficit of $10,342.  The Company had a working capital deficit of $12,007 at June 30, 2014 and is currently in default of the 3.25% Secured Note and the 6% Secured Notes issued to related parties disclosed in notes 8 and 9. These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand.

Subsequent to June 30, 2014 the 6% Secured Note in the principal amount of $3,400 plus accrued interest of $488 as well as $1,717 of accounts payable and accrued expenses were assigned to related parties of the Company (see note 17). Under a September 2014 Loan Extension Agreement and Promissory Note the maturity date of $5,605 of payables have been extended to October 1, 2015.

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

Restricted Cash - At June 30, 2014 and 2013, the Company had $72 and $0, respectively of restricted cash that was maintained at a blocked bank account created for the purpose of making payments, under agreements on a Promissory Note due to a third party manufacturer (see Note 9).

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Deferred Revenue – Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily for future oil well service, performance and appearance product purchases, and is recorded as deferred revenue on the balance sheet until the revenue is earned.

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

Advertising and Promotional Costs – Advertising and promotion costs, which are included in selling, general and administrative expense, are expensed as incurred.  During the years ended June 30, 2014 and 2013, advertising and promotion costs totaled $1,394 and $2,965 respectively.

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the years ended June 30, 2014 and 2013, shipping cost totaled $149 and $349, respectively.

Research and Development Costs – Research and development costs, which are included in selling, general and administrative expense, consist primarily of salaries and employment related expenses, independent testing fees and allocated facility costs.  All such costs are charged to expense as incurred. During the years ended June 30, 2014 and 2013, research and development costs totaled $319 and $557, respectively.

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

	Years Ended June 30,
	2014	2013
Potentially dilutive securities:
Outstanding time-based stock options	26,452,000	24,757,000
Convertible note	96,926,000	44,118,000
Warrants	27,944,000	22,059,000

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

The Company’s financial instruments at June 30, 2014 consist of accounts receivable, accounts payable, notes payable and derivative liability.  The Company believes the reported carrying amounts of its accounts receivable, accounts payable, derivative instruments and related party debt approximate fair value, based upon the short-term nature of these instruments.

3.           INVENTORIES, NET

Inventories consist of the following:
	June 30, 2014	June 30, 2013
Raw materials	$37	$128
Finished goods	193	676
	$230	$804

Inventories are presented net of reserves of $1,411 and $1,181 at June 30, 2014 and 2013, respectively.  The Company recorded a direct write-off of $39 against the obsolescence reserve for reserved inventory disposed of and increased the obsolescence reserve by $268 for the year ended June 30, 2014.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

4.           DEFERRED COST, RELATED PARTY

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P. The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of June 30, 2014 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of June 30, 2014, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sales of oil field services products are expected to be greater than the current value of the Deferred Cost.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	June 30, 2014	June 30, 2013	Estimated Useful Lives
Research & Development equipment	$77	$77	5-10
Furniture, fixtures and office equipment	37	37	3-5
Total property and equipment, gross	114	114
Less: accumulated depreciation	100	85
	$14	$29

Depreciation charges totaled $15 and $22 for the years ended June 30, 2014 and 2013, respectively.

6.	INTANGIBLE ASSETS

In May 2014, the Company entered into an Intellectual Property Exclusive License and Distribution Agreement (the “Agreement”) with Inventek Colloidal Cleaners, LLC (“Inventek”) and Dr. Paul N. Andrecola (“Dr. Andrecola”). In consideration for the exclusive licenses the Company issued 100,000,000 shares of its common stock to Inventek/ Dr. Andrecola. The initial term of the exclusive license expires May 20, 2039 (25 years) and also contains five automatic ten year renewal periods. In March 2014 the Company issued 5,200,000 shares of its common stock to Inventek/Dr. Andrecola. The shares were issued in conjunction with Inventek’s technology in support of the Company’s oil and gas well services product line. These transactions were accounted for as a purchase business transaction. In July 2014 the Company was granted a patent by the U.S. Trademark and Patent Office for biodegradable non-reactive oil well stimulation and method of use based on nano-scale colloidal chemistry.

In connection with the March 2014 and May 2014 share issuances the Company recorded a preliminary purchase price allocation of $7,572, in the aggregate, as intangible assets. The Company is utilizing an expected life for the intangible assets of seven years. The final purchase price allocation is pending the finalization of valuations for the license, distribution rights and intellectual property which may ultimately impact the overall level of intangible assets associated with the acquisition. The Company will consider any additional information which existed as of the acquisition date but was unknown to the Company at that time, that may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the value of intangible assets are reasonable, different estimates and assumptions could result in different valuations assigned which may change the amount of the purchase price allocations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Intangible assets consist of the following:

	June 30, 2014	June 30, 2013	Estimated Useful Lives
Purchased technology and exclusivity rights	$10,122	$2,550	7
Less: accumulated amortization	1,938	1,618
	$8,184	$932

Expected amortization of intangible assets is as follows:

2015	$1,268
2016	1,268
2017	1,268
2018	1,268
2019	1,083
Thereafter	2,029
$8,184

Amortization expense included in depreciation and amortization totaled $321 and $186 for the years ended June 30, 2014 and 2013, respectively.

7.	ACCRUED EXPENSES AND RELATED PARTIES

Accrued liabilities consist of the following:

	June 30, 2014	June 30, 2013
Accrued payroll and taxes	$387	$383
Accrued interest	296	274
Accrued sponsorship fees	415	218
Accrued advertising	161	-
Accrued board of director fees	148	189
Other	21	44
	$1,428	$1,108

Accrued liabilities, related party consist of the following:

	June 30, 2014	June 30, 2013
Accrued interest	$100	$357
Accrued other	206	162
	$306	$519

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

8.	NOTES PAYABLE, RELATED PARTIES

6.0% Secured Note, related parties
At June 30, 2014 and 2013, the balance of the secured notes payable, related parties is $3,400, respectively. The notes are held by related parties and are secured by eligible accounts receivable and purchase orders.  As of June 30, 2014 and 2013 accrued interest of $488 and $283, respectively, was due on the note.  The note matured on June 30, 2013.  The note was in default and payable upon demand at June 30, 2014.

Subsequent to June 30, 2014 the 6% secured note in the principal amount of $3,400 plus accrued interest of $488 as well as $1,717 of accounts payable and accrued expenses were assigned to FWD, a related party of the Company (see note 17). In September 2014, under a Loan Extension Agreement with FWD, the $3,400 6% secured note will continue to accrue interest and will not be mature until October 1, 2015. In addition FWD entered into a $1,717 Promissory Note with the Company for the assigned accounts payable and accrued expenses. The promissory note matures on October 1, 2015 and bears interest at a rate of three and a quarter (3.25%) percent. Accordingly the aggregate amount due at June 30, 2014 of $5,605 has been classified as long term.

9.	NOTES PAYABLE

Notes payable, consist of the following:

	June 30, 2014	June 30, 2013
Promissory Note	$1,172	$-
3.25 % Secured note	$60	$60
	$1,232	$60

Promissory note
In October 2013 our third party manufacturer, Olympic Oil, owned by Delta Petroleum Company (“Delta”), entered into a $1,211 promissory note agreement with the Company for past due invoices. At June 30, 2014 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Intercreditor, Forbearance, Security and Account Control Agreements with Delta. The agreements provide for Delta to continue with the manufacturing and fulfillment of the Company’s lubricant products to its customers. The receivables generated from these sales will be used as collateral and customer payments will be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales will be applied to the promissory note. If by February 2015 the balance of the promissory note is greater than $606 then the Company will pay Delta the difference between the outstanding balances of the note less $606. The full repayment of the promissory note is due in February 2016. The Company considers the cash held in the blocked bank account to be restricted cash. As of June 30, 2014 and 2013 restricted cash is $72 and $0, respectively.

3.25% Secured note
At June 30, 2014 and 2013, the balance of the 3.25% secured note payable is $60.  As of June 30, 2014 and 2013, accrued interest was $237 and $234, respectively.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

10.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option
The Debentures (as defined in note 10) are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.06 to $0.13 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Debentures	$3,701	$-	$-	$3,701

	Fair Value at
	June 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,794	$-	$-	$2,794

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Balance at beginning of period	$2,794	$2,118
Additions to derivative instruments	2,824	3,780
Change in fair market value of the derivative liability	(1,917)	(3,104)
Balance at end of period	$3,701	$2,794

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	June 30, 2014	June 30, 2013
Number of shares	96,926,000	44,118,000
Fair market value of stock	$0.08	$0.13
Conversion Price	$0.06-$0.13	$0.17
Volatility	142% -170%	116% -119%
Risk-free interest rate	0.03%-.88%	0.14%-0.71%
Expected dividend yield	0%	0%
Life of Debentures (years)	.5-1.75	1.5-2.7

Warrant Liability
In connection with the issuance of Debentures, the Company issued warrants to purchase up to 27,944,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.15-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 9,562,000 shares of Common Stock are exercisable at any time on or before June 30, 2018.  The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,435	$-	$-	$1,435

	Fair Value at
	June 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Derivative liability - Warrants	$2,058	$-	$-	$2,058

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Balance at beginning of period	$2,058	$1,389
Additions to derivative instruments	414	2,316
Change in fair market value	(1,037)	(1,647)
Balance at end of period	$1,435	$2,058

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	June 30, 2014	June 30, 2013
Number of shares underlying the Warrants	27,944,000	22,059,000
Fair market value of stock	$0.08	$0.13
Exercise Price	$0.15-$0.21	$0.21
Volatility	127%-141%	118%-134%
Risk-free interest rate	0.80%-.1.42%	0.71%-.1.50%
Expected dividend yield	0%	0%
Warrant life (years)	2.5-4	3.5-4.75

11.	SECURED CONVERTIBLE DEBENTURE, NET OF DEBT DISCOUNT

In fiscal 2012 and 2013, the Company realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of its 6.0% Secured Convertible Debentures.  In fiscal 2014, the Company realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 5,885,000 shares of Common Stock on or before March 31, 2018 to eleven accredited investors.  The fiscal 2014 debentures have a conversion price of $0.06 per share.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

In conjunction with the dilutive issuance of the fiscal 2014 debentures and shares issued in connection with the satisfaction of payables, purchase of technology, prepaid consulting fees, a reduction in cash based salaries and related party marketing fees, the conversion price of fiscal 2012 and 2013 debentures is reduced from $0.17 to $0.13 per share.   Additionally the associated warrants exercise price is reduced from $0.21 to $0.15 per share.

Secured convertible debentures, net of debt discount, consist of the following:

	June 30, 2014	June 30, 2013
Convertible Debentures	$9,854	$7,500
Debt discount	(3,926)	(4,896)
	$5,928	$2,604

As of June 30, 2014, the current and non-current portions of the secured convertible debentures, net of debt discount were $5,000 and $928, respectively.  Debt discount of $9,854 is being amortized over the life of the Debentures and is included in interest expense in the accompanying consolidated statement of operations.

The March and June 2014 Debentures are subject to a registration rights agreement and the Company has until December 31, 2014 to file.  If the Company does not file by this date, it may be subject to default penalties. The March 2013 and November 2013 Debentures are also subject to a registration rights agreement. The Company had until March 31, 2014 to file the registration statement but failed to do so and is subject to default penalties.

Aggregate annual principal payments for the secured convertible debentures are as follows:

Period Ending June 30,
2015	$6,250
2016	3,604
$9,854

12.	STOCKHOLDERS DEFICIT

Shares issued for interest
For the year ended June 30, 2014, the Company issued 4,479,000 shares of our common stock to pay accrued interest from April 1, 2013 to March 31, 2014 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $489.

Restricted Stock Awards
For the year ended June 30, 2014, the Company issued 3,120,000 and 1,535,000 restricted stock awards to employees and Marketiquette, Inc (“Marketiquette”), respectively, for their agreement to a temporary reduction in their cash based salary and marketing fees, respectively.  The fair value of the shares in connection with this transaction totaled $242 and $120, respectively.

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

Shares issued for intangible asset
In March 2014 and May 2014, the Company issued 5,200,000 and 100,000,000 shares of restricted common stock were issued to affiliates of Inventek, respectively, for to the purchase of technology utilized in the Company’s oil field services product line.   The fair value of the shares in connection with this transaction totaled $572 and $7,000, respectively.

Shares issued for payables, related party
For the year ended June 30, 2014, the Company issued 1,250,000 and 906,000 restricted stock to Marketiquette and the board of directors, respectively, for their agreement to settle a portion of what was owed to them.  The fair value of the shares in connection with this transaction totaled $100 and $72, respectively.

Other uses
For the year ended June 30, 2014, the Company issued 250,000 and 25,000 shares of Common Stock to pay for outstanding trade payables and marketing fees, respectively.  The fair value of the shares in connection with these transactions totaled $25 and $3, respectively.

Stock Options
Common stock available for equity awards under the 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”), is 40,000,000 shares as of June30, 2014. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.  At June 30, 2014, 13,548,000 shares are available for future grants under the 2008 Plan.

Option activity for the year ended June 30, 2014 and 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	24,607,000	$0.32	8.5 years
Granted	150,000	$0.29
Exercised	-0-
Forfeited and Cancelled	-0-
Outstanding June 30, 2013	24,757,000	$0.32	7.5 years
Granted	1,750,000
Exercised	-0-
Forfeited and Cancelled	(55,000)
Outstanding June 30, 2014	26,452,000	$0.31	6.7 years
Exercisable June 30, 2014	22,803,000	$0.34	6.4 years

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2014.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Period Ended June 30, 2014	For the Period Ended June 30, 2013
Average expected life (years)	6.0	6.0
Average risk free interest rate	1.31%	1.31%
Expected volatility	139%	168%
Expected dividend rate	0%	0%
Expected forfeiture rate	5%	5%

Stock based compensation expense for the years ended June 30, 2014 and 2013 was $739 and $939, respectively.

As of June 30, 2014 the unrecognized compensation expense is $334.

Warrants
           Warrant activity for the fiscal year ended June 30, 2014 and June 30, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	11,485,000	$0.25
Granted	15,441,000	0.21
Exercised	-0-
Forfeited and Cancelled	(4,867,000)	0.34
Outstanding at June 30, 2013	22,059,000	$0.26
Granted	5,885,000	0.21
Exercised	-0-
Forfeited and Cancelled	-0-
Outstanding and exercisable at June 30, 2014	27,944,000	$0.20	2.8 years	$-

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2014. In connection with the dilutive issuance of the fiscal 2014 debentures and shares the associated warrants exercise price is reduced from $0.21 to $0.15 per share.

13.           COMMITMENTS AND CONTINGENCIES

Employment Arrangement - Greg Adams, Chief Financial Officer and Chief Operating Officer

Mr. Adams employment agreement, as amended, is entitled to receive a base salary of $200.  In the event of termination for any reason other than for “cause,” death or disability or if the Company decides not to renew the agreement, Mr. Adams will receive, in addition to payment of accrued salary and benefits through the date of termination of employment, a severance payment equal to the sum of (i) twenty-four months of his then applicable annual base salary; and (ii) the average of his last two annual cash bonuses, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. As of June 30, 2014 and 2013, the amounts due to Mr. Adams for deferred salary is $112 and $62, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Lease Commitments

The Company’s lease for its Celebration, FL sales office expires on September 30, 2016.   Future minimum lease payments through the termination date total $121.

The Company also has month to month leases of office space in Hawthone, NY and Davis, CA for $2 and $1 per month, respectively.

Rent expense totaled $88 and $100 for the years ended June 30, 2014 and 2013, respectively.

14.	INCOME TAXES

The (provision) benefit for income taxes was $0 for the fiscal years ended 2014 and 2013, respectively.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	June 30, 2014	June 30, 2013
Statutory federal tax (benefit) rate	(34)%	(34)%
State and local taxes, net of federal benefit	(5)%	(5)%
Meals and entertainment	-	1%
Stock based compensation	-	3%
Loss on issuance of debentures	5%	6%
NOL True-up federal and state	5%	-%
Change in effective rates	-%	12%
Other various permanent differences	2%	7%
Valuation Allowance	27%	10%
Effective Tax Rate	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets consist of the following:

	June 30, 2014	June 30, 2013
Net Operating loss carry forwards - Federal	$20,993	$19,678
Net Operating loss carry forwards – State	1,283	1,121
Stock based compensation	6,756	6,526
Debt discount	2,295	1,018
Long-term assets	348	270
Deferred Compensation	150	270
Deferred revenue	194	147
Change in fair value of derivative	(2,988)	(1,860)
Other	11	29
Reserves and allowances	546	259
Total deferred assets	29,588	27,458
Valuation allowance	(29,588)	(27,458)
Net deferred tax assets	$0	$0

As of June 30, 2014, the Company had federal net operating loss carry forwards of approximately $61,743.  If not used, these carry forwards will expire between 2028 and 2033.

The Company maintains a valuation allowance until it achieves and sustains an appropriate level of profitability.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Compensation expense recognized attributable to non-qualified stationary stock options give rise to temporary timing differences and are not tax deductible by the Company for federal and state income tax purposes until they are exercised.  When stock options are cancelled, the Company does not receive any tax benefit and records a reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance.  Such reductions in deferred tax assets related to awards that were cancelled were $0 and $0 during the fiscal years ended 2014 and 2013.

During the fiscal years ended 2014 and 2013, the Company did not have unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns for fiscal years 2010 through 2013 are currently open to audit by the tax authorities under the statute limitations for relevant federal and state jurisdictions.

15.           RELATED PARTY TRANSACTIONS

Inventek
The Company purchased inventory from Inventek totaling $201 and $7,299 for the years ended June 30, 2014 and 2013, respectively.  Included in the 2013 purchases was $6,227 of well service products which is disclosed as deferred cost (see Note 4).    As of June 30, 2014, a credit of $435 was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of June 30, 2013, amounts due to Inventek were $502. As of June 30, 2014, Inventek beneficially owned approximately 38.9% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette
The Company paid Marketiquette a total of $432 and $620 for the years ended June 30, 2014 and 2013, respectively, which are included in selling, general and administrative expenses.  The Company issued 1,535,000 restricted shares to Marketiquette for marketing services and 1,250,000 shares to settle outstanding accounts payable during the year ended June 30, 2014, which are included in stock-based compensation expense.  The fair value of the shares in connection with this transaction totaled $120 and $100, respectively.  As of June 30, 2014 and 2013, amounts due to Marketiquette were $99 and $140, respectively.  The wife of the Company’s President is the president and a director of Marketiquette.  As of June 30, 2014, Marketiquette beneficially owned approximately 3.9% of the Company’s issued and outstanding shares of Common Stock.

Techtronics Industries North America Inc. (“TTI”)
For the years ended June 30, 2014 and 2013, approximately 62% and 36% of the Company’s revenues, respectively, were earned from TTI.  As of June 30, 2014 and 2013 there were no amounts due from TTI.  As of June 30, 2014 and 2013, amounts due to TTI, included in accounts payable and accrued expenses, were $2,234 and $2,079, respectively.  As of June 30, 2014 and 2013 advances received from TTI for future sales of cleaning and performance products were $502 and $375 respectively.  In addition, as of June 30, 2014 and 2013, the Company was indebted to TTI in the amount of $3,400, respectively, exclusive of accrued interest.  These amounts are evidenced by a 6.0% secured note.  (See note 8 and note 17.)  As of June 30, 2014, TTI beneficially owned approximately 9.7% of the Company’s issued and outstanding shares of Common Stock.

Galesi
For the year ended June 30, 2014 and 2013, approximately 1% and 14% of the Company’s revenues, respectively, were to companies owned or controlled by Galesi.  As of June 30, 2014 and 2013, amounts due from these entities totaled $5 and $0, respectively.  As of June 30, 2014 and 2013, the amounts due to these entities included $1,241 and $3,176 of derivative liability, respectively, and $2,273 and $1,413 for the Debentures, net of debt discount plus accrued interest, respectively.  As of June 30, 2014, Galesi beneficially owned approximately 16.5% of the Company’s issued and outstanding shares of Common Stock.  In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying consolidated statement of operations (See Note 4).

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

Walter Raquet (“Raquet”)
Walter Raquet is the Company’s interim Chief Executive Officer, a Director and a member of the audit committee.  As of June 30, 2014 and 2013, the amounts due to Raquet included $1,418 and $2,078 of derivative liability, respectively, and $1,220 and $497 for the Debentures, net of debt discount plus accrued interest, respectively.  As of June 30, 2014, Raquet beneficially owned approximately 13.1% of the Company’s issued and outstanding shares of Common Stock.

16.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable
The following customers represent the majority of the Company’s sales for the years ended June 30, 2014 and 2013, respectively, and accounts receivable for the years ended June 30, 2014 and 2013, respectively:

	June 30, 2014	June 30, 2013
Sales
TTI	62%	36%
Menards	7%	30%
Galesi Entities	1%	14%

Accounts Receivable
Menards	-	69%
Walmart	18%	22%
Lowes	51%	-

Inventory and Accounts Payable
The Company purchases its performance products from Delta Petroleum Company, its cleaning and well service products from from Inventek and its power washer equipment products from TTI.  The following is the Company’s inventory purchased from these vendors for the years ended June 30, 2014 and 2013, respectively and accounts payable to these vendors for the years ended June 30, 2014 and 2013, respectively:

	June 30, 2014	June 30, 2013
Inventory purchased
Inventek	201	$7,299
Delta	1,671	4,678
TTI	273	2,525

Accounts Payable
Inventek	-	$502
Delta	1,498	1,191
TTI (See note 17)	-	1,634

Included in Delta accounts payable is a promissory note of $1,172 (see note 9).

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share data)

17.          SUBSEQUENT EVENTS

In August 2014 the Company entered into a Strategic Relationship Agreement with Greentek Fluid Innovations, LLC (“GFI”).  Under this agreement, the Company purchased all of the intellectual property owned by GFI and developed in collaboration with Inventek and/or Dr. Andrecola and appointed GFI as a master distributor with respect to products and services related to and in support of efforts in which GFI has oil and gas expertise.  In consideration for the intellectual property the Company issued 10,000,000 shares of common stock to GFI. The agreement terminates June 30, 2019.

In September 2014, TTI and certain of its wholly-owned subsidiaries (collectively, “TTI”), Galesi, Raquet and FWD, LLC (collectively, “FWD”) and the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD LLC are affiliates of the Company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of the Company’s common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,400 plus accrued interest of $488 held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against company assets (see note 8). In addition, Galesi, Racquet and FWD LLC, on the one hand, and TTI, on the other hand, agreed to discontinue certain legal proceedings between them relating to an action commenced by TTI to collect a debt owed to them by Inventek.

In September 2014, FWD and the Company entered into a Loan Extension Agreement for the $3,400 6% Secured Note, plus accrued interest and a $1,757 Promissory Note for past due accounts payable and accrued expenses. The promissory note bears interest at a rate of three and a quarter (3.25%) percent.  Under the Loan Extension Agreement and Promissory Note the maturity date of outstanding balances have been extended to October 1, 2015.