Form 10-Q
period 2014-09-30
GREEN EARTH TECHNOLOGIES, INC
filed 2014-11-14
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2014

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

As of November 14, 2014, the issuer had a total of 300,795,064 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$93	$108
Restricted cash	224	72
Trade receivables, less allowance of $9 and $0	128	502
Deferred cost, related party	6,227	6,227
Inventories, net	200	230
Prepaid expenses and other current assets	1,211	1,305
Total current assets	8,083	8,444
Property and equipment, net	11	14
Intangibles, net	8,558	8,184
Total Assets	$16,652	$16,642

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	613	676
Accounts payable, related parties	161	171
Accrued expenses	1,403	1,428
Accrued expenses, related parties	219	306
Deferred revenue, related parties	6,178	6,502
Notes payable	1,232	1,232
Secured convertible debentures, net of debt discount	5,625	5,000
Derivative liability	4,378	5,136
Total current liabilities	19,809	20,451
Notes payable, related parties	5,605	5,605
Secured convertible debentures, net of debt discount	1,324	928
Total Liabilities	26,738	26,984

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 298,458,630 and 286,462,091 shares issued and outstanding, as of September 30, 2014 and June 30, 2014, respectively.	298	286
Additional paid-in capital	72,856	71,517
Accumulated deficit	(83,240)	(82,145)
Total stockholders' deficit	(10,086)	(10,342)
	$16,652	$16,642

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,
	2014	2013

Net sales	$394	$1,140

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	341	1,132
Selling, general and administrative expense	639	998
Stock-based compensation	61	281
Depreciation and amortization	329	51
	1,370	2,462

Loss from operations	(976)	(1,322)

Other income (expense):
Change in revaluation of derivatives	1,094	587
Interest expense, net	(1,213)	(1,090)

Loss from operations before income taxes	(1,095)	(1,825)

Income tax	-	-

Net loss	$(1,095)	$(1,825)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	292,676,000	159,281,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDARIES
CONDEDSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2014	286,462,091	$286	$71,517	$(82,145)	$(10,342)

Shares issued for interest	1,996,539	2	158	-	160
Shares issued for business acquisition	10,000,000	10	690	-	700
Forgiveness of debt, related parties	-	-	430	-	430
Stock-based compensation	-	-	61	-	61
Net loss	-	-	-	(1,095)	(1,095)
Balance at September 30, 2014	298,458,630	$298	$72,856	(83,240)	$(10,086)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,095)	$(1,825)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	329	51
Amortization of debt discount and deferred financing costs	1,007	729
Increase in allowance for inventory	24	-
Change in fair value of derivative liability	(1,094)	(587)
Bad debt expense	9	-
Stock-based compensation expense	61	281
Amortization of prepaid expenses paid in stock	80	-
Changes in assets and liabilities:
Restricted cash	(152)	-
Accounts receivable	365	606
Inventories	5	157
Prepaid expenses and other current assets	15	(104)
Accounts payable	(65)	195
Accounts payable, related parties	20	(525)
Accrued expenses	136	77
Accrued expenses, related parties	(87)	81
Deferred revenue	77	38
Net cash used in operating activities	(365)	(826)

Cash flows from financing activities:
Proceeds from secured convertible debentures	350	-
Proceeds from notes payable, related party	-	800
Net cash provided by financing activities	350	800
Net decrease in cash	(15)	(26)
Cash and cash equivalent
Beginning of period	108	189
End of period	$93	$163

Supplemental information
Interest payments	$-	$-
Income taxes paid	$3	$4

Non-cash investing and financing activities
Interest paid in common stock	$160	$114
Issuance of common stock to settle trade payable	$-	$20
Issuance of common stock for purchased technology	$700	$-
Forgiveness of debt, related parties	$430	$-

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc. (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware.  The Company markets, sells and distributes environmentally safe lubricants, cleaning products and oil well service products.  The Company’s product line crosses multiple channels including the oil and gas well services, automotive aftermarket, marine and outdoor power equipment and cleaning markets. The Company sells to home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2014 included in the Company’s Annual Report on Form 10K filed in September 2014 (the “2014 Annual Report”).

Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of September 30, 2014, the Company had an accumulated deficit of $83,240, with total stockholders’ deficit of $10,086.  The Company has a working capital deficit of $11,726 at September 30, 2014 and is currently in default of the 3.25% Secured Note disclosed in note 6.  The note matured on September 30, 2013 and has not been extended and is payable upon demand.

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

2.	INVENTORIES, NET

Inventories consist of the following:

	September 30, 2014	June 30, 2014
Raw materials	$41	$37
Finished goods	159	193
	$200	$230

Inventories are presented net of reserves of $1,435 and $1,411 at September 30, 2014 and June 30, 2014, respectively.  The Company increased the obsolescence reserve by $24 for the three months ended September 30, 2014

3.	DEFERRED COST, RELATED PARTY

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P., The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of September 30, 2014 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of September 30, 2014, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sale are expected to be greater than the current value of the Deferred Cost.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2014	June 30, 2014	Estimated Useful Lives
Purchased technology and exclusivity rights:
Oil field services	$7,572	$7,572	7
Natural gas well services	700	-	7
Cleaning products	2,550	2,550	7
	10,822	10,122
Less: accumulated amortization	2,264	1,938
	$8,558	$8,184

Expected amortization of intangible assets is as follows:

2015	$1,026
2016	1,368
2017	1,368
2018	1,368
2019	1,182
Thereafter	2,246
$8,558

Amortization expense included in depreciation and amortization totaled $326 and $47 for the three months ended September 30, 2014 and 2013, respectively.

Oil Field Services
In fiscal 2014, the Company entered into an Intellectual Property Exclusive License and Distribution Agreement with Inventek Colloidal Cleaners, LLC (“Inventek”) and Dr. Paul N. Andrecola. In consideration for this exclusive license and for technology in support of the Company’s oil field services product line the Company issued 105,200,000 shares of its common stock, with an aggregate fair market value of $7,572. The initial term of the exclusive license expires May 20, 2039 (25 years) and also contains five automatic ten year renewal periods. This transactions is accounted for as a purchase business transaction.

Natural Gas Well Services
In August 2014, the Company enter into a Strategic Relationship Agreement with Greentek Fluid Innovations LLC (“GFI”).  In consideration for this agreement and for intellectual property purchased in support of the Company’s natural gas well services product line the Company issued 10,000,000 shares of common stock, with an aggregate fair market value of $700. The agreement terminates June 30, 2019 after which it continues annually until either party gives the other 60-days prior written notice of its intent to terminate the agreement. This transaction is accounted for as a purchase business transaction.

In connection with the fiscal 2014 and August 2014 share issuances the Company recorded preliminary purchase price allocation of $7,572 and $700, respectively, as intangible assets. The Company is utilizing an expected life for the intangible assets of seven years. The final purchase price allocation is pending the finalization of valuations for the license, distribution rights and intellectual property which may ultimately impact the overall level of intangible assets associated with the acquisition. The Company will consider any additional information which existed as of the acquisition date but was unknown to the Company at that time, that may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, and may result in a change in the purchase price allocation.  While management believes that its preliminary estimates and assumptions underlying the value of intangible assets are reasonable, different estimates and assumptions could result in different valuations assigned which may change the amount of the purchase price allocations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Cleaning Products

In fiscal 2008, the Company entered into royalty-free license and exclusivity rights agreements with Inventek for the right to  sell, market and distribute any Inventek cleaning products in the United States and Canada and the non-exclusive right world-wide. In consideration for the exclusivity rights the Company issued 13,750,000 shares of its common stock to Inventek with an aggregate fair market value of $2,550. The Inventek agreement has a ten-year term after which it continues indefinitely until either party gives the other 90-days prior written notice of its intent to terminate the agreement.

5.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	September 30, 2014	June 30, 2013
Accrued payroll and taxes	$383	$387
Accrued interest	295	296
Accrued sponsorship fees	385	415
Accrued advertising	161	161
Accrued board of director fees	148	148
Other	31	21
	$1,403	$1,428

Accrued liabilities, related party consist of the following:

	September 30, 2014	June 30, 2013
Accrued interest	$139	$100
Accrued other	80	206
	$219	$306

6.	NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2014	June 30, 2014
Promissory Note	$1,172	$1,172
3.25 % Secured note	60	60
	$1,232	$1,232

Promissory note

In October 2013 our third party manufacturer, Olympic Oil, owned by Delta Petroleum Company (“Delta”), entered into a $1,211 promissory note agreement with the Company for past due invoices. At September 30, 2014 and June 30, 2014 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Intercreditor, Forbearance, Security and Account Control Agreements with Delta. The agreements provide for Delta to continue with the manufacturing and fulfillment of the Company’s lubricant products to its customers. The receivables generated from these sales will be used as collateral and customer payments will be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales will be applied to the promissory note. If by February 2015 the balance of the promissory note is greater than $606 then the Company will pay Delta the difference between the outstanding balances of the note less $606. The full repayment of the promissory note is due in February 2016. The Company considers the cash held in the blocked bank account to be restricted cash. As of September 30, 2014 and June 30, 2014 restricted cash is $224 and $72, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

3.25% Secured note

At September 30, 2014 and June 30, 2014, the balance of the 3.25% secured note payable is $60.  As of September 30, 2014 and June 30, 2014, accrued interest was $238 and $237, respectively.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

7.	NOTE PAYABLE, RELATED PARTY

Notes payable, related party, consist of the following:

	September 30, 2014	June 30, 2014
6 % Secured Note	$3,888	$3,888
3.25% Promissory Note	1,717	1,717
	$5,605	$5,605

In September 2014, Techtronic Industries Inc. and certain of its wholly-owned subsidiaries (collectively, “TTI”), entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Galesi group of companies, Walter Raquet and FWD, LLC (collectively, “FWD”) and the Company. Under the Settlement Agreement TTI in effect sold to FWD for cash consideration their shares of the Company’s common stock, rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,400 plus accrued interest of $488. In addition $1,717 due to TTI for accounts payable and accrued expenses and any other rights, title or interest against company assets were assigned to FWD (see note 11).

In September 2014, FWD and the Company entered into a Loan Extension Agreement for the 6% Secured Note and Promissory Note. Under the Loan Extension Agreement the promissory note will bear interest at a rate of three and a quarter (3.25%) percent.  The maturity date of the outstanding notes balances were extended to October 1, 2015.

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Debentures	$3,120	$-	$-	$3,120

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Balance at beginning of period	$3,701	$2,794
Additions to derivative instruments	292	2,824
Change in fair market value of the derivative liability	(873)	(1,917)
Balance at end of period	$3,120	$3,701

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	September 30, 2014	June 30, 2014
Number of shares	102,759,000	96,926,000
Fair market value of stock	$0.07	$0.08
Conversion Price	$0.06-$0.13	$0.06-$0.13
Volatility	149% -151%	142% -170%
Risk-free interest rate	0.06%-.50%	0.03%-.88%
Expected dividend yield	0%	0%
Life of Debentures (years)	.25-1.5	.5-1.75

Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 28,819,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.15-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 8,552,000, 1,010,000 and 875,000 shares of Common Stock are exercisable at any time on or before March 31, 2018, June 30, 2018 and September 30, 2018, respectively. The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,258	$-	$-	$1,258

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2014 and June 2014:

	September 30, 2014	June 30, 2014
Balance at beginning of period	$1,435	$2,058
Additions to derivative instruments	44	414
Change in fair market value	(221)	(1,037)
Balance at end of period	$1,258	$1 435

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	September 30, 2014	June 30, 2014
Number of shares underlying the Warrants	28,819,000	27,944,000
Fair market value of stock	$0.07	$0.08
Exercise Price	$0.15-$0.21	$0.15-$0.21
Volatility	127%-140%	127%-141%
Risk-free interest rate	0.48%-.1.25%	0.80%-.1.42%
Expected dividend yield	0%	0%
Warrant life (years)	2.25-4	2.5-4

9.	SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

Secured convertible debentures, net of debt discount, consist of the following:

	September 30, 2014	June 30, 2014
Convertible Debentures	$10,204	$9,854
Debt discount	(3,255)	(3,926)
	$6,949	$5,928

Debt discount of $10,190 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Aggregate annual principal payments for the secured convertible debentures are as follows:

Year Ending June 30,
2015	$6,250
2016	3,954
$10,204

The Debentures issued in March, June and September 2014 are subject to a registration rights agreement and the Company has until December 31, 2014 to file.  If the Company does not file by this date, it may be subject to default penalties. The Debentures issued in March 2013 and November 2013 are also subject to a registration rights agreement. The Company had until March 31, 2014 to file the registration statement but failed to do so and is subject to default penalties. In October 2014 the Company filed the registration statement for the Debentures.

10.	STOCKHOLDERS DEFICIT

Shares issued for interest

In July 2014, the Company issued 1,997,000 shares of Common Stock to pay the accrued interest from April 1, 2014 to June 30, 2014 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $160.

Shares issued for intangible asset

In August 2014, the Company issued 10,000,000 shares of restricted common stock to Greentek Fluid Innovations, LLC (“GFI”) for to the purchase of technology utilized in the Company’s natural gas well services product line. The fair value of the shares in connection with this transaction totaled $700.

Forgiveness of debt, related parties

In September 2014, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements.

11.	RELATED PARTY TRANSACTIONS

Inventek

The Company purchased inventory from Inventek totaling $20 and $53 for the three months September 30, 2014 and 2013, respectively.  As of September 30, 2014 and June 30, 2014, a credit of $427 and $435, respectively, was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of September 30, 2014, the owner of Inventek beneficially owned approximately 37.3% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette

The Company paid Marketiquette for marketing services a total of $88 and $132 for the three months ended September 30, 2014 and 2013, respectively, which are included in selling, general and administrative expenses.  As of September 30, 2014 and June 30, 2014, amounts due to Marketiquette were $101 and $99, respectively. The wife of the Company’s President is the president and a director of Marketiquette.  As of September 30, 2014, Marketiquette beneficially owned approximately 3.8% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

FWD, LLC (“FWD”)

In September 2014, TTI and the Galesi group of companies, Walter Raquet, the Company’s interim chief executive officer and FWD, LLC (collectively, “FWD”) and the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD LLC are affiliates of the Company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of the Company’s common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,888 which includes $3,400 plus accrued interest of $488 held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against company assets (see note 7). In addition, as part of the settlement, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements. As of September 30, 2014 the amounts due to FWD for accrued interest was $53.

Galesi

For the three months ended September 30, 2014 and 2013, approximately 3% and 2% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  As of September 30, 2014 and June 30, 2014, the amounts due from these entities totaled $12 and $5, respectively.  As of September 30, 2014 and June 30, 2014, amounts due to Galesi included $2,924 and $2,491 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $3,000 and $450 on the Debentures are due December 31, 2014 and March 31, 2016, respectively.  As of September 30, 2014, Galesi beneficially owned approximately 20.6% of the Company’s issued and outstanding shares of Common Stock.

In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations (See Note 3).

Walter Raquet (“Raquet”)

Walter Raquet is a Director, a member of the audit committee and interim chief executive officer.  As of September 30, 2014 and June 30, 2014, the amounts due to Mr. Raquet included $1,832 and $1,250 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $1,250 and $1,604 on the Debentures are due December 31, 2014 and March 31, 2016, respectively. As of September 30, 2014, Mr. Raquet beneficially owned approximately 16.6% of the Company’s issued and outstanding shares of Common Stock.

12.	CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

Sales and Accounts Receivable

The following customers represent the majority of the Company’s sales for the three months ended:

	September 30, 2014	September 30, 2013
Sales
TTI	69%	57%
Menards	-	23%

	September 30, 2014	June 30, 2014
Accounts Receivable
Walmart	27%	18%
Sustainable Earth Products	15%	6%
Gold Edge Supply Inc.	11%	1%
Lowes	-	51%

Inventory and Accounts Payable

The Company purchases its performance products from Delta Petroleum Company (“Delta”), its cleaning and well service products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	September 30, 2014	September 30, 2013
Inventory Purchased
Inventek	$20	$53
Delta	288	710
TTI	-	273

	September 30, 2014	June 30, 2014
Accounts Payable
Delta	1,471	1,498

Included in Delta accounts payable is a promissory note of $1,172 (see note 6).

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

We will continue to sell a number of our lubricant and cleaning products directly to retailers and through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals.  Our products are available at a number of national retail outlets and chain stores including Walmart, The Home Depot, Lowes and Canadian Tire Corporation.

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

Since inception in 2007, our goal has been to provide a superior green product at prices comparable to traditional products within the same category designation and to validate the proposition that by eliminating price and performance discrepancies, consumers and industries will usually go green.  In oil and gas fields our products allow drillers, well operators, service providers and other potential customers to meet their production, maintenance and spill remediation challenges with green solutions that enhance production, eliminate unnecessary costs and keep their people and the environment safer.  We trademarked the phrase “SAVE THE EARTH – SACRIFICE NOTHING®”, meaning that consumers and customers alike should not have to give up value or performance when choosing to go “green.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended September 30, 2014 and 2013

Our activities for the three months September 30, 2014 and 2013 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:

	Three Months Ended September 30,
	2014	2013

Net sales	$394	$1,140
Loss from operations	(976)	(1,322)
Change in revaluation of derivatives	1,094	587
Interest expense, net	(1,213)	(1,090)
Net loss	$(1,095)	$(1,825)

Net Sales

Net sales for the three months ended September 30, 2014 were $394, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.  Net sales for the three months ended September 30, 2013 were $1,140, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils and G-CLEAN® pressure washing products.    The decrease in net sales from 2013 to 2014 is due to prior year sales of G-CLEAN® pressure washing products compared to no sales and lower sales of G-OIL® outdoor power equipment 4-cycle engine oils for the three months ended September 30, 2014.

For the three months ended September 30, 2014, approximately 69% of our sales were from TTI (The Home Depot).  For the three months ended September 30, 2013, approximately 80% of our sales were from two customers, TTI (The Home Depot) and Menards.

Net sales are comprised as follows:

	Three Months Ended September 30,
	2014	2013
Performance products (oils)	$298	$732
Cleaning products	$96	$408
Total	$394	$1,140

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the three months ended September 30, 2014 and 2013 were $341, and $1,132, respectively.  The decrease in cost of sales from 2014 to 2013 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended September 30,
	2014	2013
Salaries	$80	$208
Selling, marketing, public relations and related	196	323
Development, product release and testing	68	82
Management and operating fees	99	129
Legal and professional	81	128
Occupancy, communications and all other, net	115	128
Total selling, general and administrative expenses	$639	$998

The decrease in salaries is due to a decrease in headcount.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and promotional spending.

Stock-based compensation

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was approximately $61 and $281, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $329 and $51 for the three months ended September 30, 2014 and 2013, respectively.  Depreciation charges totaled $3 and $4 for the three months ended September 30, 2014 and 2013, respectively, and amortization expense for intangible assets totaled $326 and $47 for the three months ended September 30, 2014 and 2013, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $1,094 and $587 for three months ended September 30, 2014 and 2013, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 8 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Interest expense, net

Net interest expense for the three months ended September 30, 2014 and 2013 was approximately $1,213 and $1,090, respectively.  Interest expense consists of $1,007 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $143 in connection with the accrued interest on the outstanding secured convertible debentures, $53 for accrued interest on notes payable to related parties and $9 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At September 30, 2014 and June 30, 2014, we had $93 and $108 in cash and an accumulated deficit of $83,240 and $82,145, respectively.  At September 30, 2014 and June 30, 2014, we had a working capital deficit of $11,726 and $12,008, respectively.

Net cash used in operating activities was $365 and $826 for the three months ended September 30, 2014 and 2013, respectively. The decrease from 2013 to 2014 was primarily due to the decrease in salaries and marketing expenses.

Net cash provided by financing activities was $350 and $800 for the three months ended September 30, 2014 and 2013, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of secured convertible debentures in the amount of $350 in 2014 compared to proceeds from a related party note payable of $800 in 2013.  The net proceeds from our financing activities were used to support general and administrative expenses, purchases from suppliers and selling costs.

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

Losses from operations are continuing subsequent to September 30, 2014 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of 6.0% Secured Convertible Debentures.  In fiscal 2014, we realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) from the sale of additional 6.0% Secured Convertible Debentures.  In September 2014, we realized gross proceeds of $350 from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 875,000 shares of Common Stock on or before September 30, 2018 to four accredited investors.  The fiscal 2015 debentures have a conversion price of $0.06 per share.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of September 30, 2014, we had an accumulated deficit of $83,240 with total stockholders’ deficit of $10,086.  We had a working capital deficit of $11,726 at September 30, 2014 and are currently in default of the 3.25% note payable disclosed in note 6.   This note matured on September 30, 2013 and has not been extended and is payable upon demand.

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

Contractual Arrangements

Significant contractual obligations as of September 30, 2014 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year

Sponsorship Agreements	$325	$325

Facility Lease	$110	$54

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the three months ended September 30, 2014, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (All dollar amounts are in thousands)

In August 2014, we issued an aggregate of 10,000,000 shares of our common stock, with an aggregate fair market value of $700, for the purchase of technology relating to our natural gas well services product line from Greentek Fluid Innovations.

In July 2014, we issued 1,997,000 shares of our common stock, with an aggregate fair market value of $160, to pay the accrued interest on the outstanding Debentures.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: November 14, 2014	By:	/s/ Jeffrey Loch
Jeffrey Loch
President and Chief Marketing Officer
(Principal Executive Officer)

	By:	/s/ Greg D. Adams
Greg D. Adams
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)