Form 10-Q
period 2014-12-31
GREEN EARTH TECHNOLOGIES, INC
filed 2015-02-13
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2014

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
Yes ☑      No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐      No       ☑

As of February 13, 2015, the issuer had a total of 304,702,070 shares of common stock, $0.001 par value, outstanding.

PART I.                      FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)
	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$29	$108
Restricted cash	3	72
Trade receivables, less allowance of $9 and $0	69	502
Deferred cost, related party	6,227	6,227
Inventories, net	152	230
Prepaid expenses and other current assets	1,145	1,305
Total current assets	7,625	8,444
Property and equipment, net	8	14
Intangibles, net	8,216	8,184
Total Assets	$15,849	$16,642

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	360	676
Accounts payable, related parties	136	171
Accrued expenses	1,431	1,428
Accrued expenses, related parties	428	306
Deferred revenue, related parties	6,178	6,502
Notes payable	1,232	1,232
Secured convertible debentures, net of debt discount	-	5,000
Derivative liability	2,774	5,136
Total current liabilities	12,539	20,451
Notes payable, related parties	5,605	5,605
Secured convertible debentures, net of debt discount	8,190	928
Total Liabilities	26,334	26,984

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 300,975,062 and 286,462,091 shares issued and outstanding, as of December 31, 2014 and June 30, 2014, respectively.	301	286
Additional paid-in capital	73,078	71,517
Accumulated deficit	(83,864)	(82,145)
Total stockholders' deficit	(10,485)	(10,342)
	$15,849	$16,642
See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net sales	$176	$616	$570	$1,755

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	154	604	495	1,734
Selling, general and administrative expenses	668	879	1,308	1,878
Stock-based compensation	61	63	122	344
Depreciation and amortization	345	50	674	101
	1,228	1,596	2,599	4,057

Loss from operations	(1,052)	(980)	(2,029)	(2,302)

Other income (expense):
Change in revaluation of derivatives	1,727	4,068	2,821	4,655
Loss on issuance of convertible debt	-	(369)	-	(369)
Interest expense, net	(1,299)	(993)	(2,511)	(2,083)

Income (Loss) before income taxes	(624)	1,726	(1,719)	(99)

Income tax	-	-	-	-

Net Income (loss)	$(624)	$1,726	$(1,719)	$(99)

Basic and diluted net income (loss) per common share	$0	$0	$0	$0
Weighted average common shares outstanding (basic)	300,850,000	160,503,000	296,763,000	159,892,000

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited) (in thousand’s except share data)
	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2014	286,462,091	$286	$71,517	$(82,145)	$(10,342)

Shares issued for interest	4,212,971	4	299	-	303
Shares issued for business acquisition	10,000,000	10	690	-	700
Issuance of common stock to settle trade payable, related party	300,000	1	20	-	21
Forgiveness of debt, related parties	-	-	430		430
Stock-based compensation	-	-	122	-	122
Net loss	-	-	-	(1,719)	(1,719)
Balance at December 31, 2014	300,975,062	$301	$73,078	$(83,864)	$(10,485)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,719)	$(99)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	674	101
Amortization of debt discount and deferred financing costs	2,071	1,533
Loss on issuance of convertible debt	-	369
Increase in allowance for inventory	58	110
Change in fair value of derivative liability	(2,821)	(4,655)
Bad debt expense	9	-
Stock-based compensation expense	122	344
Amortization of prepaid expenses paid in stock	160	-
Changes in assets and liabilities:
Restricted cash	68	-
Accounts receivable	424	496
Inventories	20	239
Prepaid expenses and other current assets	-	(37)
Accounts payable	(315)	408
Accounts payable, related parties	15	(518)
Accrued expenses	306	351
Accrued expenses, related parties	122	115
Deferred revenue	77	55
Net cash used in operating activities	(729)	(1,188)

Cash flows from financing activities
Proceeds from issuance of secured convertible debentures	650	1,080
Proceeds from note payable, related parties	-	50
Repayment of notes payable	-	(39)

Net cash provided by financing activities	650	1,091

Net(decrease) increase in cash	(79)	(97)
Cash and cash equivalent
Beginning of period	108	189
End of period	$29	$92

Supplemental information
Interest payments	$-	$-
Income taxes paid	$2	$4

Non-cash investing and financing activities
Interest paid in common stock	$303	$229
Issuance of common stock to settle trade payable	$21	$25
Issuance of common stock for purchased technology	$700	-
Forgiveness of debt, related parties	$430	$1,211

See notes to condensed consolidated financial statements.

1.	SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Organization and Business
Green Earth Technologies, Inc. and its wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc. (collectively, the “Company”), were each formed on August 7, 2007 under the laws of the state of Delaware.  The Company markets, sells and distributes environmentally safe lubricants, cleaning products and oil well service products.  The Company’s product line crosses multiple channels including the oil and gas well services, automotive aftermarket, marine and outdoor power equipment and cleaning markets. The Company sells to oil field service providers, home centers, mass retail outlets, automotive stores, equipment manufacturers and over the Internet.

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of December 31, 2014, the Company had an accumulated deficit of $83,864, with total stockholders’ deficit of $10,485.  The Company has a working capital deficit of $4,914 at December 31, 2014 and is currently in default of the 3.25% Secured Note disclosed in note 6.  The note matured on September 30, 2013 and has not been extended and is payable upon demand.

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

The Company plans to focus on increasing revenues in order to reduce, or eliminate, its operating losses.  Additionally, the Company will attempt to raise capital from external sources in order to enable it to continue to meet its financial obligations until it achieves profitability or generates positive cash flow.

There can be no assurance that the Company will be able to increase its revenues or secure the additional funding it needs.  If the Company’s efforts to do so are unsuccessful, the Company will be required to further reduce or eliminate the Company’s operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

2.	INVENTORIES, NET

Inventories consist of the following:

	December 31, 2014	June 30, 2014
Raw materials	$40	$37
Finished goods	112	193
	$152	$230

Inventories are presented net of reserves of $1,469 and $1,411 at December 31, 2014 and June 30, 2014, respectively.  The Company increased the obsolescence reserve by $58 for the six months ended December 31, 2014

3.	DEFERRED COST, RELATED PARTY

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P. (“E&B”), a company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced a total of $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B. The Company did not report the receipt of the funds from E&B as revenue as of December 31, 2014 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles. As of December 31, 2014, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction. The anticipated proceeds from the sale are expected to be greater than the current value of the Deferred Cost.

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:
	December 31, 2014	June 30, 2014	Estimated Useful Lives
Purchased technology and exclusivity rights:
Oil field services	$7,572	$7,572	7
Natural gas well services	700	-	7
Cleaning products	2,550	2,550	7
	10,822	10,122
Less: accumulated amortization	2,606	1,938
	$8,216	$8,184

Expected amortization of intangible assets is as follows:
2015	$684
2016	1,368
2017	1,368
2018	1,368
2019	1,182
Thereafter	2,246
$8,216

Amortization expense included in depreciation and amortization totaled $668 and $93 for the six months ended December 31, 2014 and 2013, respectively.

Oil Field Services
In fiscal 2014, the Company entered into an Intellectual Property Exclusive License and Distribution Agreement with Inventek Colloidal Cleaners, LLC (“Inventek”) and Dr. Paul N. Andrecola. In consideration for this exclusive license and for technology in support of the Company’s oil field services product line the Company issued 105,200,000 shares of its common stock (as defined in note 8 below), with an aggregate fair market value of $7,572, to Inventek. The initial term of the exclusive license expires May 20, 2039 (25 years) and also contains five automatic ten year renewal periods. This transactions is accounted for as a purchase business transaction.

Natural Gas Well Services
In August 2014, the Company enter into a Strategic Relationship Agreement with Greentek Fluid Innovations LLC (“GFI”).  In consideration for this agreement and for intellectual property purchased in support of the Company’s natural gas well services product line the Company issued 10,000,000 shares of Common Stock, with an aggregate fair market value of $700 to GFI. The agreement terminates June 30, 2019 after which it continues annually until either party gives the other 60-days prior written notice of its intent to terminate the agreement. This transaction is accounted for as a purchase business transaction.

In connection with the shares issued to Inventek and GFI described above the Company recorded a preliminary purchase price allocation of $7,572 and $700, respectively, as intangible assets. The Company is utilizing an expected life for the intangible assets of seven years. The final purchase price allocation is pending the finalization of valuations for the license, distribution rights and intellectual property which may ultimately impact the overall level of intangible assets associated with the acquisition. The Company will consider any additional information which existed as of the acquisition date but was unknown to the Company at that time, that may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date, and may result in a change in the purchase price allocation. While management believes that its preliminary estimates and assumptions underlying the value of intangible assets are reasonable, different estimates and assumptions could result in different valuations assigned which may change the amount of the purchase price allocations.

Cleaning Products
In fiscal 2008, the Company entered into royalty-free license and exclusivity rights agreements with Inventek pursuant to which the Company was granted the exclusive right to sell, market and distribute any Inventek cleaning products in the United States and Canada and the non-exclusive right world-wide. In consideration for the exclusivity rights the Company issued 13,750,000 shares of its Common Stock to Inventek with an aggregate fair market value of $2,550. The Inventek agreement has a ten-year term after which it continues indefinitely until either party gives the other 90-days prior written notice of its intent to terminate the agreement.

5.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	December 31, 2014	June 30, 2014
Accrued payroll and taxes	$406	$387
Accrued interest	301	296
Accrued sponsorship fees	355	415
Accrued advertising	161	161
Accrued board of director fees	155	148
Other	53	21

	$1,431	$1,428

Accrued liabilities, related party consist of the following:
	December 31, 2014	June 30, 2014
Accrued interest	$217	$100
Accrued other	211	206
	$428	$306

6.	NOTES PAYABLE

        Notes payable consist of the following:
	December 31, 2014	June 30, 2014
Promissory Note	$1,172	$1,172
3.25 % Secured note	60	60
	$1,232	$1,232

Promissory note
In October 2013 the Company entered into an agreement with its primary supplier of lubricants, Olympic Oil, owned by Delta Petroleum Company (“Delta”). Pursuant to the agreement, the Company executed and delivered a $1,211 promissory note to Delta, reflecting amounts due and owing by the Company to Delta.  At December 31, 2014 and June 30, 2014 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Intercreditor, Forbearance, Security and Account Control Agreements with Delta (the “Intercreditor Agreement”). The Intercreditor Agreement provides that Delta will continue to manufacturing and deliver the Company’s lubricant products to its customers. The receivables generated from these sales will be used as collateral and customer payments will be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales will be applied to the promissory note. If by February 26, 2015 the balance of the promissory note is greater than $606 then the Company will pay Delta the difference between the outstanding balances of the note less $606. The full repayment of the promissory note is due in February 2016. The Company considers the cash held in the blocked bank account to be restricted cash. As of December 31, 2014 and June 30, 2014 restricted cash is $3 and $72, respectively.

3.25% Secured note
At December 31, 2014 and June 30, 2014, the balance of the 3.25% secured note payable is $60.  As of December 31, 2014 and June 30, 2014, accrued interest was $239 and $237, respectively.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

7.	NOTE PAYABLE, RELATED PARTY

Notes payable, related party, consist of the following:
	December 31, 2014	June 30, 2014
6 % Secured Note	$3,888	$3,888
3.25% Promissory Note	1,717	1,717
	$5,605	$5,605

In September 2014, Techtronic Industries Co., Ltd. and certain of its wholly-owned subsidiaries (collectively, “TTI”), entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Galesi group of companies, Walter Raquet and FWD, LLC (collectively, “FWD”) and the Company. Under the Settlement Agreement TTI in effect sold to FWD for cash consideration their shares of the Company’s Common Stock, rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,400 plus accrued interest of $488.  In addition $1,717 due to TTI for accounts payable and accrued expenses and any other rights, title or interest against company assets were assigned to FWD (see note 11).

In December 2014, FWD and the Company entered into a First Amendment to the Loan Extension Agreement for the 6% Secured Note and Promissory Note. Under the Loan Extension Agreement the promissory note will bear interest at a rate of three and a quarter (3.25%) percent.  The maturity date of the outstanding notes balances were extended to January 1, 2016.

8.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The $10,504 aggregate principal amount of 6.0% Secured Convertible Debentures due March 31, 2016 are herein referred to collectively as the “Debentures”. The Debentures are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.06 to $0.13 per share (the “Conversion Price”). The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,156	$-	$-	$2,156

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Balance at beginning of period	$3,701	$2,794
Additions to derivative instruments	393	2,824
Change in fair market value of the derivative liability	(1,938)	(1,917)
Balance at end of period	$2,156	$3,701

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2014	June 30, 2014
Number of shares	107,759,000	96,926,000
Fair market value of stock	$0.04	$0.08
Conversion Price	$0.06-$0.13	$0.06-$0.13
Volatility	175%	142% -170%
Risk-free interest rate	0.17%	0.03%-.88%
Expected dividend yield	0%	0%
Life of Debentures (years)	1.25	.5-1.75

Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 29,569,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.15-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 8,552,000, 1,010,000, 875,000 and 750,000 shares of Common Stock are exercisable at any time on or before March 31, 2018, June 30, 2018, September 30, 2018, and March 31, 2019, respectively. The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$618	$-	$-	$618

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended December 31, 2014 and June 2014:

	December 31, 2014	June 30, 2014
Balance at beginning of period	$1,435	$2,058
Additions to derivative instruments	66	414
Change in fair market value	(883)	(1,037)
Balance at end of period	$618	$1,435

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.
The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2014	June 30, 2014
Number of shares underlying the Warrants	29,569,000	27,944,000
Fair market value of stock	$0.04	$0.08
Exercise Price	$0.15-$0.21	$0.15-$0.21
Volatility	140%-156%	127%-141%
Risk-free interest rate	0.49%-1.30%	0.80%-.1.42%
Expected dividend yield	0%	0%
Warrant life (years)	2-4.25	2.5-4

9.	SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

Secured convertible debentures, net of debt discount, consist of the following:

	December 31, 2014	June 30, 2014
Convertible Debentures	$10,504	$9,854
Debt discount	(2,314)	(3,926)
	$8,190	$5,928

Debt discount of $10,313 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

In December 2014, pursuant to an amendment, the holders of the Debentures in the aggregate principal of $7.5 million due December 31, 2014, agreed to extend the maturity date of the Debentures to March 31, 2016.  The aggregate principal payments of $10,504 for the secured convertible debentures are due on March 31, 2016.

In October 2014 the Company filed a registration statement for the Debentures issued prior to October 1, 2014. The registration statement became effective in December 2014. The December 2014 Debentures are subject to a registration rights agreement and the Company has until December 31, 2015 to file.  If the Company does not file by this date, it may be subject to default penalties.

10.	STOCKHOLDERS’ DEFICIT

Shares issued for interest
For the six months ended December 31, 2014, the Company issued 4,213,000 shares of Common Stock to pay the accrued interest from April 1, 2014 to September 30, 2014 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $303.

Shares issued for intangible asset
In August 2014, the Company issued 10,000,000 shares of restricted Common Stock to GFI for to the purchase of technology utilized in the Company’s natural gas well services product line. The fair value of the shares in connection with this transaction totaled $700.

Shares issued for payables, related party
In October 2014, the Company issued 300,000 restricted shares to Inventek for their agreement to settle a portion of an amount owed by the Company.  The fair value of the shares in connection with this transaction totaled $21.

Forgiveness of debt, related parties
In September 2014, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements.

Warrants
                Warrant activity for the six months ended December 31, 2014 is as follows:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2014	27,944,000	$0.20
Granted	1,625,000	0.21
Exercised	-0-
Forfeited and Cancelled	-0-
Outstanding and exercisable at December 31, 2014	29,569,000	$0.20	2.4 years	$-

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2014.

11.	RELATED PARTY TRANSACTIONS

Inventek
The Company purchased inventory from Inventek totaling $36 and $9 for the three months December 31, 2014 and 2013, respectively, and $55 and $62 for the six months ended December 31, 2014 and 2013, respectively.  The Company issued 300,000 restricted shares to Inventek to settle outstanding accounts payable during the six months ended December 30, 2014.  As of December 31, 2014 and June 30, 2014, a credit of $438 and $435, respectively, was due from Inventek, which is recorded in prepaid expenses and other current assets. As of December 31, 2014, the owner of Inventek beneficially owned approximately 37.1% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette
The Company paid Marketiquette for marketing services a total of $92 and $116 for the three months ended December 31, 2014 and 2013, respectively, and $180 and $248 for the six months ended December 31, 2014 and 2013, respectively, which are included in selling, general and administrative expenses.  As of December 31, 2014 and June 30, 2014, amounts due to Marketiquette were $136 and $99, respectively. The wife of the Company’s President is the president and a director of Marketiquette.  As of December 31, 2014, Marketiquette beneficially owned approximately 3.7% of the Company’s issued and outstanding shares of Common Stock.

FWD, LLC (“FWD”)
In September 2014, TTI and the Galesi group of companies, Walter Raquet, the Company’s interim chief executive officer and FWD, LLC (collectively, “FWD”) and the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD LLC are affiliates of the Company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of the Company’s common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,888 which includes $3,400 plus accrued interest of $488 held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against company assets (see note 7). In addition, as part of the settlement, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements. As of December 31, 2014 the amounts due to FWD for accrued interest was $119.

Galesi
For the three months ended December 31, 2014 and 2013, approximately 0% and 5% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  For the six months ended December 31, 2014 and 2013, approximately 2% and 3% of the Company’s revenues, respectively, were earned from Galesi.  As of December 31, 2014 and June 30, 2014, the amounts due from these entities totaled $7 and $5, respectively.  As of December 31, 2014 and June 30, 2014, amounts due to Galesi included $3,359 and $2,273 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $3,600 on the Debentures is due March 31, 2016.  As of December 31, 2014, Galesi beneficially owned approximately 21.3% of the Company’s issued and outstanding shares of Common Stock.

In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations (see note 3).

Walter Raquet (“Raquet”)
Walter Raquet is a Director, a member of the audit committee and interim chief executive officer.  As of December 31, 2014 and June 30, 2014, the amounts due to Mr. Raquet included $2,130 and $1,220 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $2,854 on the Debentures is due March 31, 2016. As of December 31, 2014, Mr. Raquet beneficially owned approximately 16.6% of the Company’s issued and outstanding shares of Common Stock.

12.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable
The following customers represent the majority of the Company’s sales for the three months ended:

	December 31, 2014	December 31, 2013
Sales
TTI	65%	56%
Menards	-	10%

	December 31, 2014	June 30, 2014
Accounts Receivable
Walmart	38%	18%
PME Engines	13%	2%
Gold Edge Supply Inc.	35%	1%
Galesi	10%	1%
Lowes	-	51%

In November 2014, we received a 60-days’ Notice of Termination from Techtronic Industries Co., Ltd (“TTI”) effectively terminating the Exclusive Distribution Agreement dated November 1, 2009. Under the Agreement, TTI had the exclusive right to distribute our non-automotive products through certain retail channels of distribution (including The Home Depot).

Inventory and Accounts Payable
The Company purchases its performance products from Olympic Oil, a wholly owned subsidiary of Delta, its cleaning and well service products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	December 31, 2014	December 31, 2013
Inventory Purchased
Inventek	$55	$62
Delta	393	1,157
TTI	-	273

	December 31, 2014	June 30, 2014
Accounts Payable
Delta	1,161	1,498

Delta’s accounts payable is net of a promissory note (see note 6).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In November 2014, we received a 60-days’ Notice of Termination from Techtronic Industries Co., Ltd (“TTI”) effectively terminating the Exclusive Distribution Agreement dated November 1, 2009. Under the Agreement, TTI had the exclusive right to distribute our non-automotive products through certain retail channels of distribution (including The Home Depot). We are in the process of trying to sell directly to The Home Depot however we cannot predict that we will be successful. We will continue to sell a number of our lubricant and cleaning products directly to retailers and through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals.  Our products are currently available at a number of national retail outlets and chain stores including Tractor Supply Company, W.W. Grainger Inc. and Canadian Tire Corporation.

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

Three Months Ended December 31, 2014 and 2013

Our activities for the three months December 31, 2014 and 2013 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:
	Three Months Ended December 31,
	2014	2013

Net sales	$176	$616
Loss from operations	(1,052)	(980)
Change in revaluation of derivatives	1,727	4,068
Loss on issuance of convertible debt	-	(369)
Interest expense, net	(1,299)	(993)
Net loss	$(624)	$1,726

Net Sales

Net sales for the three months ended December 31, 2014 were $176, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.  Net sales for the three months ended December 31, 2013 were $616, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle and 2-cycle engine oils.  The decrease in net sales from 2013 to 2014 is due to the termination of the TTI Exclusive Distribution Agreement resulting in lower sales of G-OIL® outdoor power equipment 4-cycle engine oils.

For the three months ended December 31, 2014, approximately 70% of our sales were from two customers, TTI (The Home Depot) and Gold Edge Supply Inc. For the three months ended December 31, 2013, approximately 72% of our sales were from two customers, TTI (The Home Depot) and Walmart.

Net sales are comprised as follows:

	Three Months Ended December 31,
	2014	2013
Performance products (oils)	$128	$497
Cleaning products	$48	$119
Total	$176	$616

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our manufacturer for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the three months ended December 31, 2014 and 2013 were $154, and $604, respectively.  The decrease in cost of sales from 2014 to 2013 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended December 31,
	2014	2013
Salaries	$84	$209
Selling, marketing, public relations and related	190	223
Development, product release and testing	69	88
Management and operating fees	93	97
Legal and professional	69	57
Occupancy, communications and all other, net	163	205
Total selling, general and administrative expenses	$668	$879

The decrease in salaries is due to a decrease in headcount.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and promotional spending.  The increase in legal and professional fees is due to our registration statement filed in the three months ended December 31, 2014. The decrease in occupancy, communications and all other, net is primarily due to our overall efforts to reduce expenses.

Stock-based compensation

Stock-based compensation expense for the three months ended December 31, 2014 and 2013 was approximately $61 and $63, respectively.  The decrease is due to lower stock options grants being issued by the Company compared to prior years.

Depreciation and amortization

Depreciation and amortization expense totaled $345 and $50 for the three months ended December 31, 2014 and 2013, respectively.  Depreciation charges totaled $3 and $3 for the three months ended December 31, 2014 and 2013, respectively, and amortization expense for intangible assets totaled $342 and $47 for the three months ended December 31, 2014 and 2013, respectively. The increase in amortization expenses is due to the consideration paid in fiscal 2014 and August 2014 for exclusive licenses and technology in support of our oil field services product line.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $1,727 and $4,068 for three months ended December 31, 2014 and 2013, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $0 and $369 for the three months ended December 31, 2014 and 2013, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the three months ended December 31, 2014 and 2013 was approximately $1,299 and $993, respectively.  Interest expense consists of $1,063 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $160 in connection with interest on the outstanding secured convertible debentures, $67 for interest on notes payable to related parties and $9 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Six Months Ended December 31, 2014 and 2013

Our activities for the six months December 31, 2014 and 2013 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products and development of mass market product distribution networks for the intended distribution of our products.

Our results of operations are as follows:

	Six Months Ended December 31,
	2014	2013

Net sales	$570	$1,755
Loss from operations	(2,029)	(2,302)
Change in revaluation of derivatives	2,821	4,655
Loss on issuance of convertible debt	-	(369)
Interest expense, net	(2,511)	(2,083)
Net loss	$(1,719)	$(99)

Net Sales

Net sales for the six months ended December 31, 2014 were $570, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.  Net sales for the six months ended December 31, 2013 were $1,755, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils and G-CLEAN® pressure washing products.  The decrease in net sales from 2013 to 2014 is due to the termination of the TTI Exclusive Distribution Agreement resulting in lower sales of G-OIL® outdoor power equipment 4-cycle engine oils.

For the six months ended December 31, 2014, approximately 65% of our sales were from one customer, TTI (The Home Depot).  For the six months ended December 31, 2013, approximately 66% of our sales were from two customers, TTI (The Home Depot) and Menards.

Net sales are comprised as follows:

	Six months Ended December 31,
	2014	2013
Performance products (oils)	$426	$1,228
Cleaning products	$144	$527
Total	$570	$1,755

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our manufacturer for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the six months ended December 31, 2014 and 2013 were $495, and $1,734, respectively.  The decrease in cost of sales from 2014 to 2013 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Six months Ended December 31,
	2014	2013
Salaries	$165	$417
Selling, marketing, public relations and related	387	546
Development, product release and testing	137	170
Management and operating fees	196	228
Legal and professional	150	185
Occupancy, communications and all other, net	273	332
Total selling, general and administrative expenses	$1,308	$1,878

The decrease in salaries is due to a decrease in headcount.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and promotional spending. The decrease in occupancy, communications and all other, net is primarily due to our overall efforts to reduce expenses.

Stock-based compensation

Stock-based compensation expense for the six months ended December 31, 2014 and 2013 was approximately $122 and $344, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $674 and $101 for the six months ended December 31, 2014 and 2013, respectively. Depreciation charges totaled $7 and $8 for the six months ended December 31, 2014 and 2013, respectively, and amortization expense for intangible assets totaled $667 and $93 for the six months ended December 31, 2014 and 2013, respectively. The increase in amortization expenses is due to the consideration paid in fiscal 2014 and August 2014 for exclusive licenses and technology in support of our oil field services product line.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $2,821 and $4,655 for six months ended December 31, 2014 and 2013, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $0 and $369 for the six months ended December 31, 2014 and 2013, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the six months ended December 31, 2014 and 2013 was approximately $2,511 and $2,083, respectively.  Interest expense consists of $2,071 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $304 in connection with interest on the outstanding secured convertible debentures, $121 for interest on notes payable to related parties and $15 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At December 31, 2014 and June 30, 2014, we had $29 and $108 in cash and an accumulated deficit of $83,864 and $82,145, respectively. At December 31, 2014 and June 30, 2014, we had a working capital deficit of $4,914 and $12,007, respectively.

Net cash used in operating activities was $729 and $1,188 for the six months ended December 31, 2014 and 2013, respectively. The decrease from 2013 to 2014 was primarily due to the decrease in funding and sales which generated less cash to spend on operations.

Net cash provided by financing activities was $650 and $1,091 for the six months ended December 31, 2014 and 2013, respectively. The decrease in financing activities is primarily due to proceeds from the issuance of note payables in the amount of $650 in 2014 compared to issuance of note payable of $1,080 in 2013.  The net proceeds from our financing activities were used to support purchases from suppliers and advertising costs.

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

Losses from operations are continuing subsequent to December 31, 2014 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of 6.0% Secured Convertible Debentures.  In fiscal 2014, we realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) from the sale of additional 6.0% Secured Convertible Debentures.  In fiscal 2015, we realized gross proceeds of $650 from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 1,625,000 shares of Common Stock on or before March 31, 2019 to four accredited investors.  The fiscal 2015 debentures have a conversion price of $0.06 per share.

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

Since inception, we have incurred operating losses and negative cash flows from operations. As of December 31, 2014, we had an accumulated deficit of $83,864 with total stockholders’ deficit of $10,485.  We had a working capital deficit of $4,914 at December 31, 2014 and are currently in default of the 3.25% note payable disclosed in note 6. This note matured on September 30, 2013 and has not been extended and is payable upon demand.

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

Contractual Arrangements

Significant contractual obligations as of December 31, 2014 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Sponsorship Agreements	$325	$325
Facility Lease	$97	$55

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the six months ended December 31, 2014, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2014, we issued 2,216,000 shares of our common stock, with an aggregate fair market value of $143, to pay the accrued interest on the outstanding Debentures.

In October 2014, we issued an aggregate of 300,000 shares of our common stock, with an aggregate fair market value of $21, to pay for outstanding debt.

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
32.1
Certification of President and Chief Marketing Officer and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Schema Document*
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
*	Filed herewith.
**	Furnished in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN EARTH TECHNOLOGIES, INC.

Date: February 13, 2015	By:	/s/ Jeffrey Loch
Jeffrey Loch
President and Chief Marketing Officer (Principal Executive Officer)

GREEN EARTH TECHNOLOGIES, INC.

Date: February 13, 2015	By:	/s/ Greg D. Adams
Greg D. Adams
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)