Form 10-Q
period 2015-03-31
GREEN EARTH TECHNOLOGIES, INC
filed 2015-05-15
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 15, 2015, the issuer had a total of 294,998,479 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$87	$108
Restricted cash	-	72
Trade receivables, less allowance of $14 and $0	99	502
Deferred cost, related party	6,227	6,227
Inventories, net	125	230
Prepaid expenses and other current assets	447	1,305
Total current assets	6,985	8,444
Property and equipment, net	5	14
Intangibles, net	7,874	8,184
Total Assets	$14,864	$16,642

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	318	676
Accounts payable, related parties	128	171
Accrued expenses	1,324	1,428
Accrued expenses, related parties	644	306
Deferred revenue, related parties	6,178	6,502
Notes payable	1,232	1,232
Secured convertible debentures, net of debt discount	-	5,000
Derivative liability	5,315	5,136
Total current liabilities	15,139	20,451
Notes payable, related parties	5,605	5,605
Secured convertible debentures, net of debt discount	8,774	928
Total Liabilities	29,518	26,984

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 292,702,070 and 286,462,091 shares issued and outstanding, as of March 31, 2015 and June 30, 2014, respectively.	293	286
Additional paid-in capital	72,640	71,517
Accumulated deficit	(87,587)	(82,145)
Total stockholders' deficit	(14,654)	(10,342)
	$14,864	$16,642

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014		2015	2014

Net sales	$147		$1,398	$717	$3,154

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	112		1,440	608	3,174
Selling, general and administrative expenses	510		999	1,818	2,877
Stock-based compensation	60		179	182	523
Depreciation and amortization	345		50	1,018	151
	1,027		2,668	3,626	6,725

Loss from operations	(880)		(1,270)	(2,909)	(3,571)
Other income (expense):
Change in revaluation of derivatives	(2,142)		(2,746)	678	1,909
Loss on issuance of convertible debt	-		(464)	-	(833)
Interest expense, net	(701)		(1,035)	(3,211)	(3,118)

Loss before income taxes	(3,723)		(5,515)	(5,442)	(5,613)
Income tax	-		-	-	-

Net loss	$(3,723)		$(5,515)	$(5,442)	$(5,613)

Basic and diluted net loss per common share	$(0.01)	$	(0.03)	$(0.02)	$(0.03)
Weighted average common shares outstanding (basic)	296,927,000		169,378,000	296,817,000	163,008,000

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands except share data)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2014	286,462,091	$286	$71,517	$(82,145)	$(10,342)

Shares issued for interest	7,939,979	8	456	-	464
Shares issued for business acquisition	10,000,000	10	690	-	700
Issuance of common stock to settle trade payable, related party	300,000	1	20	-	21
Shares cancelled due to terminated consulting services	(12,000,000)	(12)	(655)	-	(667)
Forgiveness of debt, related parties	-	-	430		430
Stock-based compensation	-	-	182	-	182
Net loss	-	-	-	(5,442)	$(5,442)
Balance at March 31, 2015	292,702,070	$293	$72,640	$(87,587)	(14,654)

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(5,442)	$(5,613)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,018	151
Amortization of debt discount and deferred financing costs	2,534	2,374
Loss on issuance of convertible debt	-	833
Increase in allowance for inventory	79	169
Change in fair value of derivative liability	(678)	(1,909)
Bad debt expense	14	-
Stock-based compensation expense	181	523
Amortization of prepaid expenses paid in stock	160	-
Changes in assets and liabilities:
Restricted cash	72	-
Accounts receivable	389	460
Inventories	26	180
Prepaid expenses and other current assets	32	(268)
Accounts payable	(359)	477
Accounts payable, related parties	7	(553)
Accrued expenses	361	849
Accrued expenses, related parties	338	343
Deferred revenue	77	84
Net cash used in operating activities	(1,191)	(1,900)

Cash flows from financing activities
Proceeds from issuance of secured convertible debentures	1,170	1,950
Repayment of notes payable	-	(39)

Net cash provided by financing activities	1,170	1,911

Net(decrease) increase in cash	(21)	11
Cash and cash equivalent
Beginning of period	108	189
End of period	$87	$200

Supplemental information
Interest payments	$-	$-
Income taxes paid	$3	$4

Non-cash investing and financing activities
Interest paid in common stock	$464	$358
Issuance of common stock to settle trade payable	$21	$25
Issuance of common stock to settle related party payable and accrued expenses	$-	$172
Issuance of common stock for prepaid consultant fees	$-	$960
Shares cancelled due to terminated consulting services	$(667)	$-
Issuance of common stock for purchased technology	$700	572
Forgiveness of debt, related parties	$430	$1,211

See notes to condensed consolidated financial statements

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of March 31, 2015, the Company had an accumulated deficit of $87,587, with total stockholders’ deficit of $14,654.  The Company has a working capital deficit of $8,154 at March 31, 2015 and is currently in default of a Promissory Note and a 3.25% Secured Note disclosed in note 6.  The promissory note had an installment of $566 due on February 24, 2015 and the secured note matured on September 30, 2013. Both notes have not been extended and are payable upon demand.

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

2. INVENTORIES, NET

Inventories consist of the following:

	March 31, 2015	June 30, 2014
Raw materials	$19	$37
Finished goods	106	193
	$125	$230

Inventories are presented net of reserves of $1,490 and $1,411 at March 31, 2015 and June 30, 2014, respectively.  The Company increased the obsolescence reserve by $79 for the nine months ended March 31, 2015

3. DEFERRED COST, RELATED PARTY

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P. (“E&B”), a company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced a total of $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B. The Company did not report the receipt of the funds from E&B as revenue as of March 31, 2015 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles. As of March 31, 2015, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction. The anticipated proceeds from the sale are expected to be greater than the current value of the Deferred Cost.

4. INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2015	June 30, 2014	Estimated Useful Lives
Purchased technology and exclusivity rights:
Oil field services	$7,572	$7,572	7
Natural gas well services	700	-	7
Cleaning products	2,550	2,550	7
	10,822	10,122
Less: accumulated amortization	2,948	1,938
	$7,874	$8,184

Expected amortization of intangible assets is as follows:

2015	$342
2016	1,368
2017	1,368
2018	1,368
2019	1,182
Thereafter	2,246
$7,874

Amortization expense included in depreciation and amortization totaled $1,010 and $140 for the nine months ended March 31, 2015 and 2014, respectively.

Oil Field Services
In fiscal 2014, the Company entered into an Intellectual Property Exclusive License and Distribution Agreement with Inventek Colloidal Cleaners, LLC (“Inventek”) and Dr. Paul N. Andrecola. In consideration for this exclusive license and for technology in support of the Company’s oil field services product line the Company issued 105,200,000 shares of its common stock (as defined in note 8 below), with an aggregate fair market value of $7,572, to Inventek. The initial term of the exclusive license expires May 20, 2039 (25 years) and also contains five automatic ten year renewal periods. This transaction is accounted for as a purchase business transaction.

Natural Gas Well Services
In August 2014, the Company enter into a Strategic Relationship Agreement with Greentek Fluid Innovations LLC (“GFI”).  In consideration for this agreement and for intellectual property purchased in support of the Company’s natural gas well services product line the Company issued 10,000,000 shares of Common Stock, with an aggregate fair market value of $700 to GFI. The agreement has an initial term through June 30, 2019 after which it continues annually until either party gives the other 60-days prior written notice of its intent to terminate the agreement. This transaction is accounted for as a purchase business transaction.

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

5. ACCRUED EXPENSES

Accrued liabilities consist of the following:

	March 31, 2015	June 30, 2014
Accrued payroll and taxes	$$392	$$387
Accrued interest	279	296
Accrued sponsorship fees	325	415
Accrued advertising	161	161
Accrued board of director fees	155	148
Other	12	21
	$$1,324	$$1,428

Accrued liabilities, related party consist of the following:

	March 31, 2015	June 30, 2014
Accrued interest	$307	$100
Accrued other	337	206
	$644	$306

6. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2015	June 30, 2014
Promissory Note	$1,172	$1,172
3.25 % Secured note	60	60
	$1,232	$1,232

Promissory Note

In October 2013 the Company entered into an agreement with its primary supplier of lubricants, Olympic Oil, owned by Delta Petroleum Company (“Delta”). Pursuant to the agreement, the Company executed and delivered a $1,211 promissory note to Delta, reflecting amounts due and owing by the Company to Delta.

At March 31, 2015 and June 30, 2014 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Intercreditor, Forbearance, Security and Account Control Agreements with Delta (the “Intercreditor Agreement”). The Intercreditor Agreement provides that Delta will continue to manufacturing and deliver the Company’s lubricant products to its customers. The receivables generated from these sales will be used as collateral and customer payments will be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales will be applied to the promissory note. If by February 26, 2015 the balance of the promissory note is greater than $606 then the Company will have to pay Delta the difference between the outstanding balances of the note less $606. The full repayment of the promissory note is due in February 2016. The Company did not make the required installment of $566 in February 2015. The promissory note has not been extended and currently is in default and payable upon demand. The Company considers the cash held in the blocked bank account to be restricted cash. As of March 31, 2015 and June 30, 2014 restricted cash is $0 and $72, respectively.

3.25% Secured Note
At March 31, 2015 and June 30, 2014, the balance of the 3.25% secured note payable is $60.  As of March 31, 2015 and June 30, 2014, accrued interest was $239 and $237, respectively.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

7. NOTE PAYABLE, RELATED PARTY

Notes payable, related party, consist of the following:

	March 31, 2015	June 30, 2014
6 % Secured Note	$3,888	$3,888
3.25% Promissory Note	1,717	1,717
	$5,605	$5,605

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

In April 2015, FWD and the Company entered into a Second Amendment to the Loan Extension Agreement for the 6% Secured Note and Promissory Note. Under the Loan Extension Agreement the promissory note will bear interest at a rate of three and a quarter (3.25%) percent.  The maturity date of the outstanding notes balances were extended to April 1, 2016.

8. DERIVATIVE LIABILITY
Secured Convertible Debentures Conversion Option

The $11,204 aggregate principal amount of 6.0% Secured Convertible Debentures due March 31, 2016 are herein referred to collectively as the “Debentures”. The Debentures are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.06 to $0.13 per share (the “Conversion Price”). The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Debentures	$4,080	$-	$-	$4,080

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Balance at beginning of period	$3,701	$2,794
Additions to derivative instruments	739	2,824
Change in fair market value of the derivative liability	(360)	(1,917)
Balance at end of period	$4,080	$3,701

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2015	June 30, 2014
Number of shares	116,426,000	96,926,000
Fair market value of stock	$0.06	$0.08
Conversion Price	$0.06-$0.13	$0.06-$0.13
Volatility	186%	142% -170%
Risk-free interest rate	0.22%	0.03%-.88%
Expected dividend yield	0%	0%
Life of Debentures (years)	1.00	.5-1.75

Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 30,869,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.15-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 8,552,000, 1,010,000, 875,000 and 2,050,000 shares of Common Stock are exercisable at any time on or before March 31, 2018, June 30, 2018, September 30, 2018, and March 31, 2019, respectively. The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,235	$-	$-	$1,235

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended March 31, 2015 and June 2014:

	March 31, 2015	June 30, 2014
Balance at beginning of period	$1,435	$2,058
Additions to derivative instruments	118	414
Change in fair market value of the derivative liability	(318)	(1,037)
Balance at end of period	$1,235	$1,435

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.
The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2015	June 30, 2014
Number of shares underlying the Warrants	30,869,000	27,944,000
Fair market value of stock	$0.06	$0.08
Exercise Price	$0.15-$0.21	$0.15-$0.21
Volatility	144%-171%	127%-141%
Risk-free interest rate	0.49%-1.15%	0.80%-.1.42%
Expected dividend yield	0%	0%
Warrant life (years)	1.75-4.00	2.5-4

9. SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

Secured convertible debentures, net of debt discount, consist of the following:

	March 31, 2015	June 30, 2014
Convertible Debentures	$11,024	$9,854
Debt discount	(2,250)	(3,926)
	$8,774	$5,928

Debt discount of $10,712 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

In December 2014, pursuant to an amendment, the holders of the Debentures in the aggregate principal of $7.5 million due March 31, 2015, agreed to extend the maturity date of the Debentures to March 31, 2016.  The aggregate principal payments of $11,024 for the secured convertible debentures are due on March 31, 2016.

In October 2014 the Company filed a registration statement for the Debentures issued prior to October 1, 2014. The registration statement became effective in December 2014. The December 2014 Debentures are subject to a registration rights agreement and the Company has until December 31, 2015 to file.  If the Company does not file by this date, it may be subject to default penalties.

10. STOCKHOLDERS’ DEFICIT

Shares issued for interest

For the nine months ended March 31, 2015, the Company issued 7,940,000 shares of Common Stock to pay the accrued interest from July 1, 2014 to December 31, 2014 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $464.

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

Shares cancelled due to terminated consulting services

In February 2015 the Company entered into a Distribution Agreement with Marharg Holdings Corporation (Marharg). In connection with the agreement the Company terminated its Marharg consulting agreement for sales and marketing services and cancelled 12,000,000 shares of restricted common stock previously issued to Marharg in February 2014. The fair value of the shares cancelled in connection with this transaction totaled $667.

Forgiveness of debt, related parties

In September 2014, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements.

Warrants

Warrant activity for the nine months ended March 31, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2014	27,944,000	$0.20
Granted	2,925,000	0.21
Exercised	0
Forfeited and Cancelled	0
Outstanding and exercisable at March 31, 2015	30,869,000	$0.20	2.1 years	$-

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2015.

11. RELATED PARTY TRANSACTIONS

Inventek

The Company purchased inventory from Inventek totaling $12 and $45 for the three months March 31, 2015 and 2014, respectively, and $67 and $107 for the nine months ended March 31, 2015 and 2014, respectively.  The Company issued 300,000 restricted shares to Inventek to settle outstanding accounts payable during the nine months ended March 31, 2015.  As of March 31, 2015 and June 30, 2014, a credit of $432 and $435, respectively, was due from Inventek, which is recorded in prepaid expenses and other current assets. As of March 31, 2015, the owner of Inventek beneficially owned approximately 38.2% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette

The Company paid Marketiquette for marketing services a total of $88 and $78 for the three months ended March 31, 2015 and 2014, respectively, and $268 and $326 for the nine months ended March 31, 2015 and 2014, respectively, which are included in selling, general and administrative expenses.  As of March 31, 2015 and June 30, 2014, amounts due to Marketiquette were $128 and $99, respectively. The wife of the Company’s President is the president and a director of Marketiquette.  As of March 31, 2015, Marketiquette beneficially owned approximately 3.8% of the Company’s issued and outstanding shares of Common Stock.

FWD, LLC (“FWD”)

In September 2014, TTI and the Galesi group of companies, Walter Raquet, the Company’s interim chief executive officer and FWD, LLC (collectively, “FWD”) and the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD LLC are affiliates of the Company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of the Company’s common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,888 which includes $3,400 plus accrued interest of $488 held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against company assets (see note 7). In addition, as part of the settlement, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements. As of March 31, 2015 the amounts due to FWD for accrued interest was $184.  Principal of $100 on the Debentures is due March 31, 2016

Galesi

For the three months ended March 31, 2015 and 2014, approximately 5% and 0% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  For the nine months ended March 31, 2015 and 2014, approximately 3% and 0% of the Company’s revenues, respectively, were earned from Galesi.  As of March 31, 2015 and June 30, 2014, the amounts due from these entities totaled $2 and $5, respectively.  As of March 31, 2015 and June 30, 2014, amounts due to Galesi included $3,497 and $2,273 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $3,700 on the Debentures is due March 31, 2016.  As of March 31, 2015, Galesi beneficially owned approximately 22.6% of the Company’s issued and outstanding shares of Common Stock.

In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations (see note 3).

Walter Raquet (“Raquet”)

Walter Raquet is a Director, a member of the audit committee and interim chief executive officer.  As of March 31, 2015 and June 30, 2014, the amounts due to Mr. Raquet included $2,289 and $1,220 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $2,854 on the Debentures is due March 31, 2016. As of March 31, 2015, Mr. Raquet beneficially owned approximately 17.4% of the Company’s issued and outstanding shares of Common Stock.

D&L Partners

Doug Von Allmen is the managing member of the D&L Partners. As of March 31, 2015 and June 30, 2014, the amounts due to D&L Partners included $1,512 and $1,285 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $1,735 on the Debentures is due March 31, 2016. As of March 31, 2015, Mr. Von Allmen beneficially owned approximately 8.6% of the Company’s issued and outstanding shares of Common Stock.

12. CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable

The following customers represent the majority of the Company’s sales for the nine months ended March 31, 2015 and 2014, respectively, and accounts receivable as of March 31, 2015 and June 30, 2014, respectively:

	March 31, 2015	March 31, 2014
Sales
TTI	52%	69%

	March 31, 2015	June 30, 2014
Accounts Receivable
Walmart	-	18%
Canadian Tire Corporation	11%	-
Tractor Supply Co.	47%	6%
Lowes	-	51%

In November 2014, we received a 60-days’ Notice of Termination from Techtronic Industries Co., Ltd (“TTI”) effectively terminating the Exclusive Distribution Agreement dated November 1, 2009. Under the Agreement, TTI had the exclusive right to distribute our non-automotive products through certain retail channels of distribution (including The Home Depot). During the three months ended March 31, 2015 there were no sales made to TTI.

Inventory and Accounts Payable

The Company purchases its performance products from Olympic Oil, a wholly owned subsidiary of Delta, its cleaning and well service products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	March 31, 2015	March 31, 2014
Inventory Purchasedd
Inventek	$67	$107
Delta	484	1,520
TTI	-	273

	March 31, 2015	June 30, 2014
Accounts Payable
Delta	1,173	1,498

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

Three Months Ended March 31, 2015 and 2014

Our activities for the three months March 31, 2015 and 2014 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:

	Three Months Ended March 31,
	2015	2014
Net sales	$147	$1,398
Loss from operations	(880)	(1,270)
Change in revaluation of derivatives	(2,142)	(2,746)
Loss on issuance of convertible debt	-	(464)
Interest expense, net	(701)	(1,035)
Net loss	$(3,723)	$(5,515)

Net Sales

Net sales for the three months ended March 31, 2015 were $147, primarily attributed to sales of G-OIL® outdoor power equipment 2-cycle engine oils.  Net sales for the Three Months Ended March 31, 2014 were $1,398, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.  The decrease in net sales from 2014 to 2015 is due to the termination of the TTI Exclusive Distribution Agreement resulting in lower sales of G-OIL® outdoor power equipment 4-cycle engine oils.

For the three months ended March 31, 2015, approximately 56% of our sales were from three customers Tractor Supply Company, Canadian Tire Corporation and Howco, Inc.  For the Three Months Ended March 31, 2014, approximately 95% of our sales were from two customers, TTI (The Home Depot) and Walmart.

Net sales are comprised as follows:

	Three Months Ended March 31,
	2015	2014
Performance products (oils)	$121	$1,303
Cleaning products	$26	$95
Total	$147	$1,398

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our manufacturer for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the three months ended March 31, 2015 and 2014 were $112, and $1,440, respectively.  The decrease in cost of sales from 2014 to 2015 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended March 31,
	2015	2014
Salaries	$81	$88
Selling, marketing, public relations and related	96	572
Development, product release and testing	72	77
Management and operating fees	102	124
Legal and professional	53	14
Occupancy, communications and all other, net	106	124
Total selling, general and administrative expenses	$510	$999

The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and the termination of a sales and marketing consulting agreement.  The increase in legal and professional is due to fees incurred in connection with the termination of the Marharg consulting agreement for sales and marketing services.

Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was approximately $60 and $179, respectively.  The decrease is due to a decrease in stock options grants being issued by us as compared to prior years.

Depreciation and amortization

Depreciation and amortization expense totaled $345 and $50 for the three months ended March 31, 2015 and 2014, respectively.  Depreciation charges totaled $3 for the three months ended March 31, 2015 and 2014, respectively, and amortization expense for intangible assets totaled $342 and $47 for the three months ended March 31, 2015 and 2014, respectively. The increase in amortization expenses is due to the consideration paid in fiscal 2014 and August 2014 for exclusive licenses and technology in support of our oil field services product line.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in an unfavorable adjustment of $2,142 and $2,746 for three months ended March 31, 2015 and 2014, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $0 and $464 for the three months ended March 31, 2015 and 2014, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the three months ended March 31, 2015 and 2014 was approximately $701 and $1,035, respectively.  Interest expense consists of $463 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $162 in connection with interest on the outstanding secured convertible debentures and $75 for interest on notes payable to related parties.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Nine Months Ended March 31, 2015 and 2014

Our activities for the nine months March 31, 2015 and 2014 essentially included capital origination, product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products and development of mass market product distribution networks for the intended distribution of our products.

Our results of operations are as follows:

	Nine Months Ended March 31,
	2015	2014

Net sales	$717	$3,154
Loss from operations	(2,909)	(3,571)
Change in revaluation of derivatives	678	1,909
Loss on issuance of convertible debt	-	(833)
Interest expense, net	(3,211)	(3,118)
Net loss	$(5,442)	$(5,613)

Net Sales

Net sales for the nine months ended March 31, 2015 were $717, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.  Net sales for the nine Months Ended March 31, 2014 were $3,154, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils and G-CLEAN® pressure washing products.  The decrease in net sales from 2014 to 2015 is due to the termination of the TTI Exclusive Distribution Agreement resulting in lower sales of G-OIL® outdoor power equipment 4-cycle engine oils.

For the nine months ended March 31, 2015, approximately 52% of our sales were from one customer, TTI (The Home Depot).  For the Nine Months Ended March 31, 2014, approximately 85% of our sales were from three customers, TTI (The Home Depot), Menards and Walmart.

Net sales are comprised as follows:

	Nine Months Ended March 31,
	2015	2014
Performance products (oils)	$551	$2,530
Cleaning products	$166	$624
Total	$717	$3,154

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our manufacturer for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the nine months ended March 31, 2015 and 2014 were $608, and $3,174, respectively.  The decrease in cost of sales from 2015 to 2014 is primarily due to the decrease in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Nine Months Ended March 31,
	2015	2014
Salaries	$246	$505
Selling, marketing, public relations and related	483	1,118
Development, product release and testing	209	247
Management and operating fees	298	352
Legal and professional	203	199
Occupancy, communications and all other, net	379	456
Total selling, general and administrative expenses	$1,818	$2,877

The decrease in salaries is due to a decrease in headcount.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and the termination of the Marharg consulting agreement. The decrease in occupancy, communications and all other, net is primarily due to our overall efforts to reduce expenses.

Stock-based compensation

Stock-based compensation expense for the nine months ended March 31, 2015 and 2014 was approximately $182 and $523, respectively. The decrease is due to a decrease in stock option grants being issued by us as compared to prior years.

Depreciation and amortization

Depreciation and amortization expense totaled $1,018 and $151 for the nine months ended March 31, 2015 and 2014, respectively. Depreciation charges totaled $9 and $11 for the nine months ended March 31, 2015 and 2014, respectively, and amortization expense for intangible assets totaled $1,009 and $140 for the nine months ended March 31, 2015 and 2014, respectively. The increase in amortization expenses is due to the consideration paid in fiscal 2014 and August 2014 for exclusive licenses and technology in support of our oil field services product line.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $678 and $1,909 for nine months ended March 31, 2015 and 2014, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our condensed consolidated financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $0 and $833 for the nine months ended March 31, 2015 and 2014, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the nine months ended March 31, 2015 and 2014 was approximately $3,211 and $3,118, respectively.  Interest expense consists of $2,534 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $464 in connection with interest on the outstanding secured convertible debentures, $190 for interest on notes payable to related parties and $23 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Seasonality

Although our various product lines are sold on a year-round basis, the appearance chemicals and outdoor power equipment markets are inherently seasonal. Seasonality impacts liquidity in that we generally record the majority of our annual retail sales in the quarters ending March and June.

Liquidity and Capital Resources

At March 31, 2015 and June 30, 2014, we had $87 and $108 in cash and an accumulated deficit of $87,587 and $82,145, respectively. At March 31, 2015 and June 30, 2014, we had a working capital deficit of $8,154 and $12,007, respectively.

Net cash used in operating activities was $1,191 and $1,900 for the nine months ended March 31, 2015 and 2014, respectively. The decrease from 2014 to 2015 was primarily due to the decrease in funding and sales which generated less cash to spend on operations.

Net cash provided by financing activities was $1,170 and $1,911 for the nine months ended March 31, 2015 and 2014, respectively. The decrease in financing activities is primarily due to proceeds from the issuance of note payables in the amount of $1,170 in 2015 compared to issuance of note payable of $1,950 in 2014.  The net proceeds from our financing activities were used to support purchases from suppliers, salaries and administrative expenses.

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

Losses from operations are continuing subsequent to March 31, 2015 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of 6.0% Secured Convertible Debentures.  In fiscal 2014, we realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) from the sale of additional 6.0% Secured Convertible Debentures.  In fiscal 2015, we realized gross proceeds of $1,170 ($350 in September 2014, $300 in December 2014 and $520 in March 2015) from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 2,925,000 shares of Common Stock on or before March 31, 2019 to four accredited investors.  The fiscal 2015 debentures have a conversion price of $0.06 per share.

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

Since inception, we have incurred operating losses and negative cash flows from operations. As of March 31, 2015, we had an accumulated deficit of $87,587 with total stockholders’ deficit of $14,654.  We had a working capital deficit of $8,154 at March 31, 2015 and are currently in default of a Promissory Note and a 3.25% Secured Note. The promissory note had an installment of $566 due on February 24, 2015 and the secured note matured on September 30, 2013. Both notes have not been extended and are payable upon demand.

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

Contractual Arrangements

Significant contractual obligations as of March 31, 2015 are as follows:

		Amount Due in
Type of Obligation	Total Obligation	Less than 1 year
Sponsorship Agreements	$325	$325
Facility Lease	$83	$55

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the nine months ended March 31, 2015, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (All dollar amounts are in thousands)

In January 2015, we issued 3,727,000 shares of our common stock, with an aggregate fair market value of $160, to pay the accrued interest on the outstanding Debentures.

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

* Filed herewith.
** Furnished in accordance with Item 601 (32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN EARTH TECHNOLOGIES, INC.

Date: May 15, 2015	By:	/s/ Jeffrey Loch
Jeffrey Loch
President and Chief Marketing Officer (Principal Executive Officer)

/s/ Greg D. Adams
Greg D. Adams
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)