Form 10-K
period 2015-06-30
GREEN EARTH TECHNOLOGIES, INC
filed 2015-10-13
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

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

PO Box 4644 Greenwich CT 06831
(Address of Principal Executive Office) (Zip Code)

(203) 918- 1894
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2014, was approximately $4,773,604.

As of October 9, 2015, there were 298,088,154 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2015 annual meeting of stockholders, to be filed no later than 120 days after the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GREEN EARTH TECHNOLOGIES, INC.

Form 10-K Annual Report

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report for the year ended June 30, 2015 on Form 10-K (this “Annual Report”) contain statements concerning potential future events. These forward-looking statements are based upon assumptions by management as of the date of this Annual Report, including assumptions about the risks and uncertainties we face. In addition, we may make forward-looking statements orally or in writing, including, but not limited to, in press releases, in our annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such words as “may,” “will,” “could,” “would,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or similar words or conjugations of such words. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those contemplated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risk factors identified and described in Part I, Item 1A, of this Annual Report, as well as our other periodic reports on Forms 10-Q and 8-K that we file with the SEC from time to time. Investors are strongly encouraged to consider those factors when evaluating any forward-looking statements about our business operation or financial condition. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any analyst report.

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

PART I

ITEM 1.  BUSINESS.

OVERVIEW

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based well service, automotive, marine and residential enhancement, performance and cleaning products. Our products, including our G-CLEAN® Well Wake-UP!™, G-OIL® and G-CLEAN® brands, are used primarily in the oil and gas well service industry, automotive aftermarket and the outdoor power equipment.

Our technology platform for manufacturing innovative proprietary and patented high performing “green” products is the end result of company created or licensed intellectual property. These technologies replace traditional petroleum/hydrocarbon and chemical/solvents derived bases typically associated with conventional non-green products without compromising performance or value while delivering a more environmentally safer choice. We believe our products deliver comparable or superior performance at competitive prices, thus giving our customers and industries alike the ability to ‘do their part’ in protecting the environment without paying more.

In fiscal 2015 we shifted our strategy to focus on a full range of products specifically engineered to help overcome the oil and gas industry’s challenges of working in the world’s oil fields. As part of this strategy, we will focus on acquiring and/or developing new and patent-pending technologies and then leveraging our bio-based solutions into the growing markets for oil field services. We believe the new strategy will result in higher revenues and profit margins.  Increased energy demands have expanded the obstacles faced by this industry as they try to preserve and do ‘no harm’ to the delicate eco-system when drilling wells.  Both patented and patent-pending products have been tested by Petróleos de Venezuela, S.A (PDVSA), the Venezuelan national oil company, and E&B Green Solutions, L.P., a well services company based in Bakersfield, California, owned by Francesco Galesi, one of our largest stockholders.  Our oil field products are a natural fit as they will clean, optimize and restore safety to this industry and our environment.  We are actively pursuing opportunities and relationships domestically and worldwide with oil field services providers, oil and gas exploration and production companies and distributors.

In November 2014, we received a 60-days’ Notice of Termination from Techtronic Industries Co., Ltd (“TTI”) effectively terminating the Exclusive Distribution Agreement dated November 1, 2009. Under the Agreement, TTI had the exclusive right to distribute our non-automotive products through certain retail channels of distribution (including The Home Depot). We will continue to sell a number of our lubricant and cleaning products through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals.

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

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive.  Our products are part of the oil and gas well service market, automotive aftermarket and outdoor power equipment markets, which includes oil and gas rigs and storage tanks, rail cars, automobiles, lawn mowers, power washers, chain saws, leaf blowers and hedge trimmers.

Well Services Market

According to the Freedonia Group, despite the recent decline in oil prices, the global demand for oilfield chemicals is expected to reach $27.5 billion in 2018 as the increasing demand for energy stimulates new development, especially in unconventional and offshore fields.  Nearly all types of chemicals will post healthy advances, but the best opportunities will continue to be in drilling fluids and stimulation chemicals.   Worldwide demand for oil and gas well stimulation chemicals is projected to increase 12% per year to $23 billion by the end of 2017, buoyed by renewed efforts to reduce dependence on foreign energy sources.  Well stimulation is necessary in order to maximize the output from aging US oil and gas fields; and, to optimize production in unconventional settings such as tight gas, shale and coal bed methane.

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

Oil refinery products, storage tank cleaners, rig and equipment cleaners and surface washing agents are products that clean and remove oil once it has solidified on surfaces. Our products are used at refineries, storage tanks, trucks, rail cars and oil field rigs. Surface washing agents are primarily used on solid surfaces and objects though if they are non-toxic, they can be used in the water, on plants and/or animals (including humans.) Most surface washing agents are required to be approved by the Environmental Protection Agency (“EPA”).

Automotive Aftermarket

The automotive aftermarket refers to the maintenance, repair, parts, accessories, chemicals and fluids for vehicles after their original sale.  According to the Automotive Aftermarket Industry Association Digital Fact Book the size of the U.S. automotive aftermarket products market was roughly $322 billion in 2014. Retail sales of motor oil are primarily made through do-it-yourself (“DIY”) and do-it-for-me (“DIFM”) outlets. DIY refers to when consumers perform the maintenance and repair work needed on their vehicles.  DIFM refers to when consumers use professionals to perform the maintenance and repair work needed on their vehicles.

Outdoor Power Equipment Market

The size of the United States market for outdoor power equipment products is expected to grow 4.0 percent per annum through 2017, reaching $10.6 billion according to the Outdoor Power Equipment Institute.  In 2012, annual U.S. shipments of power washers were about 1,500,000 units.  Most power washers are typically designed to require concentrated cleaners and 4-cycle engine oils.  The “hand-held” gas powered units require 2-cycle engine oil and chain saws also require bar and chain oil.

Market Drivers

We believe the strongest market drivers are worldwide government impacts through legislation as well as the increasing environmental concerns of the public.  These include:

●	Government regulation in applicable United States areas:

»	Occupational Safety and Health Administration (“OSHA”) regulations require non-hazardous materials in the workplace where there is direct human contact;

»	Food and Drug Administration (“FDA”) regulations requires non-hazardous products used in food productions;

»	Environmental Protection Agency (“EPA”) limits and fines oil spills and disposals; and

»	United States Department of Agriculture (“USDA’) BioPreferred® Program;

●	Increasing environmental concerns by the public;

●	Government procurement;

●	Research and development for new products and to improve the technical performance of existing products;

●	Improved performance and lifespan of products due to higher lubricity;

●	Government subsidies for base product providers and end-users; and

●	Advertising and other campaigns designed to increase public awareness of “green” products and to correct any misconceptions about the efficacy and benefits of such products.

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

For the fiscal year ended June 30, 2015, 72% of our revenues were generated by our performance products and 28% of our revenues were generated by our cleaning products.

Well Services Products

Our well services products are engineered to help overcome some of the practical challenges that arise in operating and maintaining oil wells.  Our line of oil field products will clean equipment, oil field rigs and site areas and optimize and restore production while trying to preserve and “do no harm” to the delicate ecosystem in which our customers drill wells.  Most of our products remove the need for transportation of waste fluids and reduce the volatile organic compounds (“VOC’s”) present in the well environment.  Our well services products are sold under the G-CLEAN® and G-CLEAN® Well Wake-UP!™ brands and include storage tank, oil field rig and equipment cleaners, well stimulation, sump remediation and surface washing agents.  The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (“NCP”) for oil spill clean-ups.  These products are available in a number of formulations:

●
Refinery, storage tank, oil field rig and equipment cleaners removes the oil and grease from tank walls, machinery and equipment by cutting through and dissolving grease and oil deposits down to the surface of the machinery being cleaned.  Our cleaners not only remove the oil and grease but it also encapsulates the harmful VOC’s associated with cleaning.

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

●
Ultimate Biodegradable Bio Semi-Synthetic “Green” Motor Oil is for all gasoline engines and is also available as a conventional and re-refined motor oil.  Our conventional formula replaces Group II base stock with green re-refined base stocks and our proprietary biodegradable additive.

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

GROWTH STRATEGY

We believe that our aggressive sales and marketing effort together with our efficient distribution infrastructure will enable us to successfully and quickly place our proprietary products with oil and gas field services industry, commercial and government customers.  In fiscal 2015 we shifted our strategy to focus on a full range of products specifically engineered to help overcome the oil and gas industry’s challenges of working in the world’s oil fields.  As part of this strategy, we will focus on acquiring and/or developing new and patent-pending technologies and then leveraging our bio-based solutions into the growing markets for oil field services.  We believe the new strategy will result in higher revenues and profit margins.

Develop New Products and Enhance Profitability of Our Existing Products

In an effort to continually satisfy unmet customer demands and needs, we are developing new products and working closely with our suppliers and strategic partners to develop high performance green products.  We work with Inventek Colloidal Cleaners, LLC (“Inventek”) chemical engineers devoted to creating new products utilizing existing proven and accepted ingredients. We believe these new formulations will better address the marketplace needs and mandates/requirements (oil and gas fields, commercial, government and military) in order to enhance our products profit margins.

In fiscal 2015 we were issued a patent for our G-CLEAN® Well Wake-UP!™ oil well remediation and stimulation suite of products and method of use.  We believe this suite of products is a first for the oil and gas industry.  The patent includes a biodegradable non-reactive oil well stimulation and method of use based on a nano-scale colloidal chemistry.

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

In May 2014, we entered into an Intellectual Property Exclusive License and Distribution Agreement (the “2014 Inventek Agreement”) with Inventek and Dr. Paul N. Andrecola (“Dr. Andrecola”) to support our well service initiatives.  Included in this agreement is an exclusive distribution and fully paid-up worldwide license to Inventek products and formulations related to applications in the oil and gas industry; including oil well stimulation and remediation products, grease, paraffin and asphaltenes degreasers and solvents, casing cutters, drilling lubricants and detergents, defoamers and surfactants, storage, mud and fractionation tank cleaners, oil and fuel spill surface washing agents and dispersants, oil field rig, refinery and equipment cleaners, heavy duty vehicle washing agents, hydraulic fracturing fluids and water treatments.  The initial term of the exclusive license expires May 20, 2039 (25 years) and also contains five automatic ten year renewal periods.

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

In exchange for these rights, we agreed to market and distribute the Inventek products under our line of “G” branded products and to refrain from distributing, promoting, marketing or selling any products that compete with Inventek products.  There are no minimum purchase requirements under our agreements with Inventek.  Our agreements also provides that we and Inventek will work together to establish testing procedures and reporting to ensure quality and consistency in our product batches.  The 2009 Inventek Agreement has a ten-year term after which it continues indefinitely until either party gives the other 90-days prior written notice of its intent to terminate the agreement.  We are currently in year six of the initial ten-year term.

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

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B Green Solutions, L.P. (‘E&B”), an entity owned and controlled by Francesco Galesi (“Galesi”), one of our largest stockholders.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business and will be the primary distributor of our entire suite of G-CLEAN® Well Wake-UP!™ products specifically engineered for oil and gas fields.  Our cleaning products for the oil and gas well service industry include Well Wake Up!, Sump Remediation, Casing Cutter, Frac and Storage Tank Cleaner & Water Treatment and Rig & Equipment Cleaner.  The proprietary base of our well servicing products is listed on the EPA's NCP for oil spill clean-ups.  We are currently renegotiating this agreement.

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

With our focused shift towards the well service category of the oil and gas industry, we are entertaining a second tier distribution sales approach, favoring in-house sales expertise to work exclusively with well service providers as well as the distributors who supply chemical solutions to these providers; and, the end users requesting the services that also demand these chemical solutions.  Bringing ‘our solution’ to market as part of the service provider’s total solution package will enable us to be embraced by them, not compete with them with the assurance of helping us reach our goals of getting our products and solutions into the hands of the end users.  Our well service focused sales team.  We will require a certain skill set and category expertise to properly explain the features and benefits of our products when pointing out the advantages of our products versus the competition as well as possessing the ability to demonstrate ‘on-site’ at the point of usage.  This will be a critical component in achieving sales within this highly competitive and vertically integrated category.

We compete in a number of large industries populated by some enormous well-funded companies that have exceptional category expertise and well established products and brands.  Our go-to-market or sales approach relies on relationships, legislative support, the understanding of government logistics and target audiences’ needs in order to satisfy them, the ability to gain confidence and credibility when seeking trial and third party endorsements and ultimately, getting our products into the hands of customers everywhere while enticing them to purchase. Our sales infrastructure includes master distribution agreements with wholesalers and arrangements with third party sales professionals.  We are actively pursuing relationships with other distributors and wholesalers.

CUSTOMERS

A significant portion of our sales is derived from a limited number of customers.  For the fiscal year ended June 30, 2015 and 2014, approximately 48% and 62%, respectively, of our sales were made to TTI, which is a principal supplier to The Home Depot. We are no longer targeting customers at leading national and regional retailers, primarily due to the lack of profits from these customers. We are primarily pursuing customers in the United States, South America and internationally in the oil and gas industry, industrial, municipality and military markets.

COMPETITION

Our well services competition includes small and mid-size independent contractors as well as major oilfield services companies with international operations.  We compete with significant chemical companies and a number of smaller independent competitors for our well services products.  We believe that the principal competitive factors in the market areas that we serve are price, product and technical proficiency. The market for specialized service chemical programs for well services and water and land clean-up is highly competitive.

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

INTELLECTUAL PROPERTY

We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties. We regard our proprietary technology, trade secrets, trademarks, licenses and similar intellectual property as critical to our success, and we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect our rights in and our products and technology.  These include the following:

●	Exclusive license to market, distribute and sell Inventek products, which make up the bulk of our oil and gas field services, surface washing agents and cleaning products.

●	Our own formulations for motor oil, 2-cycle oil, 4-cycle oil and bar and chain lubricants.

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

In August 2014, the Company enter into a Strategic Relationship Agreement with Greentek Fluid Innovations LLC (“GFI”).  In consideration for this agreement we have an exclusive distribution and worldwide license for the intellectual property in support of our natural gas well services product line.

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

The following marks are registered to us in the United States Patent and Trademark Office:   G-OIL®,   SAVE THE EARTH– SACRIFICE NOTHING®, G OIL and Design®, G CLEAN®, G MARINE® and G.E.T. GREEN! ®. Foreign trademark registrations are held as follows:  (1) for G OIL in the European Community, Argentina, China, Chile, Costa Rica, Honduras, Israel, Macau, Singapore and Taiwan; (2) for G OIL and Design in Australia; and (3) for G CLEAN in the European Community, Australia, Argentina (Class 7), China, Costa Rica, Columbia, Ecuador, Israel, Macau, Singapore and Venezuela.

An application is pending in Ghana for G OIL.

SUPPLIERS

We have a select group of suppliers and contract manufactures to develop, blend and bottle all of our products, benefiting by their intellectual know-how, buying power, increased capacity, freight savings as well as production and logistical expertise

We rely on a limited number of suppliers for all of our products.  One of our strategic goals is to diversify our supply base in order to reduce the risk of depending on a limited number of suppliers.  However, we cannot assure you we will be able to expand our supply base as there are a limited number of producers of oil field services products and bio-based performance and cleaning products that would satisfy our standards for quality and performance.

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

Performance Products

We have successfully developed our own formulations for motor oil, 2- and 4-cycle engine oil and bar and chain oil.  In September 2010 we entered into a three-year Product Production and Sale Agreement with the Delta Group (the “Production Agreement”) under which they produce our performance products for us based on our specifications and formulations. The Production Agreement was not renewed.  We are currently evaluating a supply relationship with Olympic Oil, Ltd. which acquired Delta Group’s production facilities during 2015.

Cleaning Products

We purchase all our cleaning products in concentrated form from Inventek, and either bottle the products at Inventek or ship them to another blender/bottler for blending and bottling and then to our distributors.

DISTRIBUTION

In December 2011 we entered into a ten-year limited exclusivity distribution agreement with E&B and a separate agreement with Green Planet (“Green Planet”), which is also owned and controlled by Galesi.  E&B is a national independent oil and gas producer with subsidiaries in the oil and gas well service business that will be responsible for the distribution of our full range of G-CLEAN products specifically engineered for oil and gas fields.  Our cleaning products for the oil and gas well service industry include: Well Wake Up!, Sump Remediation, Storage Tank Cleaner and Rig & Equipment Cleaner.  The proprietary base of our well servicing products is listed on the EPA's National Contingency Plan (NCP) for oil spill clean-ups.  Galesi beneficially owned approximately 22.8% and 22.9% of our outstanding shares as of June 30, 2015 and October 9, 2015.

EMPLOYEES

As of October 13, 2015, we have one full-time employee.

CORPORATE HISTORY

We were organized under the laws of the State of Delaware on August 7, 2007.

We have one wholly-owned subsidiary, GET Well! Inc., formally GET Manufacturing, Inc., a Delaware corporation incorporated on June 3, 2008.  We do not own equity interests in any other entity.  Our executive offices are located at PO Box 4644, Greenwich, CT 06831 and our telephone number is (203) 918-1894.

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

Since our inception in August 2007, we have incurred operating losses in every year.  At June 30, 2015, we had cumulative net losses of approximately $90.2 million.  We also have negative cash flows from operations. For the year ended June 30, 2015, we had an operating cash flow deficit of $1.4 million.  Historically, we have funded our operations with proceeds from the sale of debt and equity securities and by settling some of our outstanding obligations with issuances of common stock.  Our growth strategy is to increase our market share through a variety of sales and marketing initiatives, which require significant amounts of capital.  We will also need capital to expand our production capacity and distribution capability.  This is likely to result in additional losses and negative cash flow for the foreseeable future.

If we do not raise additional capital, we will not be able to achieve our growth objectives and we may need to curtail or even discontinue operations.

We do not currently have sufficient financial resources to fund operations.  At June 30, 2015 we had a working capital deficit of $22.2 million.  At the present time we have no firm commitments for investment capital and we have no debt facilities, such as a working line of credit or receivables factoring agreement.  If we require additional capital, new sources for such capital may not be available to us when we need it or may be available only on terms that are unfavorable.  If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities.  In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital.  As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

If we cannot continue as a going concern, you will lose your entire investment.

In their report in connection with our financial statements for the fiscal year ended June 30, 2015, our independent registered public accounting firm included an explanatory paragraph stating that because we have incurred net losses and have a net capital deficiency and because we require additional funds to meet our obligations, there is substantial doubt as to our ability to continue as a going concern.  If we cannot continue as a going concern, your entire investment may be worthless.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.

We rely on strategic partners for basic business critical services, and we have no control over their operation and if this relationship terminates, our business and operations may be adversely impacted.

Our strategic partner is Inventek, which supplies us with our oil field services, cleaning products and our surface washing agent. The loss of this relationship could have an adverse material impact on our business because we do not have the internal resources to bring any of these functions in-house and we do not believe that we could quickly find a replacement for any of these strategic partners.  We cannot assure you that our relationship with this entity will continue or that the services it provides to us will be adequate.  If this relationship terminates or the level or quality of the services provided is inadequate, our business, operations and financial condition may be adversely impacted.

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

We rely on Inventek to supply us with our oil field services, cleaning products and our surface washing agent, on Infineum to provide us with our marine oil and on the Delta Group to supply us with our performance products.  We also rely on the Delta Group or its successor Olympic Oil, Ltd. to provide us with testing, bottling, packaging, warehousing and shipping services.  If our relationship with any of these suppliers were to terminate, we may not be able to find another supplier that could provide us with comparable replacement product.  In addition, if any of these suppliers fail to provide us with product in a timely manner or in sufficient quantities or if the quality of the product they produce is below that which our customers expect, our ability to satisfy customer demand will be adversely impacted and our reputation will be harmed.  In turn, this may adversely impact our ability to generate revenues and profits.  Both Inventek and Infineum use their own respective proprietary technology and know-how to produce these products and we have little or no control over its methods of operations, including its processes and production schedules.

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

For the year ended June 30, 2015, we derived approximately 48% of our sales from one customer, TTI.  We cannot assure you that we can sustain these levels of sales to this customer.  If we do not diversify our customer base and this customer eliminates or reduces its reliance on us, our losses will increase.

We rely on board members.  If any of our board members leave and we cannot replace them with persons with comparable skills, our business will suffer.

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

Generally, holders of securities not eligible for inclusion on a national exchange may have difficulty in selling their securities should they desire to do so.  In such event, due to the low price of the securities, many brokerage firms will not affect transactions in such securities and it is unlikely that any bank or financial institution will accept such securities as collateral, which would have an adverse effect in developing or sustaining any market for such securities.

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

The market price for our common stock is highly volatile.  Since August 2007, the price of a share of our common stock has traded from a low of $0.01 to a high of $4.59.  This extreme volatility could result in substantial losses for investors.  The market price of our securities may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

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

At October 9, 2015, Inventek, Galesi and Walter Raquet (“Raquet”) beneficially owned 37.5%, 22.9% and 17.7%, respectively, of the outstanding shares of our common stock.  As a result, each of these stockholders have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation.  This de facto control could be disadvantageous to our other stockholders with interests that differ from those of the control group, if these stockholders vote together.  For example, the control group could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other stockholders.  In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  As of October 9, 2015, we had 298,088,154 shares of common stock issued and outstanding.  We had reserved an additional 197,261,131 shares for issuance as follows:

●	40,000,000 shares reserved for issuance under our stock option plan, of which 25,174,062 underlie outstanding options at October 9, 2015;

●	128,842,000 shares reserved for the conversion of the convertible debentures; and

●	32,168,823 shares underlying outstanding warrants.

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

None.

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

	Price Range Per Share
	High ($)	Low ($)
Year Ended June 30, 2015:
First Quarter	0.10	0.05
Second Quarter	0.09	0.01
Third Quarter	0.09	0.04
Fourth Quarter	0.08	0.03

Year Ended June 30, 2014:
First Quarter	0.17	0.10
Second Quarter	0.15	0.05
Third Quarter	0.15	0.05
Fourth Quarter	0.13	0.07

On October 9, 2015, the last trade price of our common stock on the OTCBB was $.02.

Holders

As of October 9, 2015, there were approximately 414 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception.  We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In April 2015, we issued 2,296,000 shares of our common stock, with an aggregate fair market value of $162,000 to pay the accrued interest on the convertible debentures.

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

The following table summarizes the options granted under the Plan as of June 30, 2015.  The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	25,174,062	$0.31	14,825,938
Equity compensation plans not approved by stockholders	--	--	--

Total	25,174,062	$0.31	14,825,938
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

Overview of our Business

We create, develop, market, sell and distribute an array of G-branded, environmentally-friendly, bio-based well service, automotive, marine and residential enhancement, performance and cleaning products. Our products, including our G-CLEAN® Well Wake-UP!™, G-OIL® and G-CLEAN® brands, are used primarily in the oil and gas well service industry, automotive aftermarket and the outdoor power equipment.

Our technology platform for manufacturing innovative proprietary and patented high performing “green” products is the end result of company created or licensed intellectual property. These technologies replace traditional petroleum/hydrocarbon and chemical/solvents derived bases typically associated with conventional non-green products without compromising performance or value while delivering a more environmentally safer choice. We believe our products deliver comparable or superior performance at competitive prices, thus giving our customers and industries alike the ability to ‘do their part’ in protecting the environment without paying more.

In fiscal 2015 we shifted our strategy to focus on a full range of products specifically engineered to help overcome the oil and gas industry’s challenges of working in the world’s oil fields. As part of this strategy, we will focus on acquiring and/or developing new and patent-pending technologies and then leveraging our bio-based solutions into the growing markets for oil field services. We believe the new strategy will result in higher revenues and profit margins.  Increased energy demands have expanded the obstacles faced by this industry as they try to preserve and do ‘no harm’ to the delicate eco-system when drilling wells.  Both patented and patent-pending products have been tested by Petróleos de Venezuela, S.A (PDVSA), the Venezuelan national oil company, and E&B Green Solutions, L.P., a well services company based in Bakersfield, California, owned by Francesco Galesi, one of our largest stockholders.  Our oil field products are a natural fit as they will clean, optimize and restore safety to this industry and our environment.  We are actively pursuing opportunities and relationships domestically and worldwide with oil field services providers, oil and gas exploration and production companies and distributors.

In November 2014, we received a 60-days’ Notice of Termination from Techtronic Industries Co., Ltd (“TTI”) effectively terminating the Exclusive Distribution Agreement dated November 1, 2009. Under the Agreement, TTI had the exclusive right to distribute our non-automotive products through certain retail channels of distribution (including The Home Depot). We will continue to sell a number of our lubricant and cleaning products through master distribution agreements with wholesalers and contractual arrangements with independent sales and marketing professionals.

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

As of May 2015, we eliminated personnel to preserve capital and are relying on the Board of Directors and contacts to help run the company on a day to day basis.

Results of Operations

Comparison of the years 2015 and 2014

Overview

Our activities for the years ended June 30, 2015 and 2014 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations for the years ended June 30, 2015 and 2014 are as follows:

	Years Ended June 30,
	2015	2014
	($000’s)
Net sales	$766	$4,050
Loss from operations	(3,741)	(4,629)
Change in revaluation of derivatives	2,130	2,954
Loss on issuance of convertible debt	-	(884)
Loss on impairment of intangible assets	(2,469)
Interest expense, net	(4,009)	(4,283)
Net loss	$(8,089)	$(6,842)

Net Sales

Net sales for the year ended June 30, 2015 were $766, primarily attributed to sales of G-OIL® 4-cycle engine oils and G-OIL® 2-cycle engine oils.  Net sales for year ended June 30, 2014 were $4,050, primarily attributed to sales of G-OIL® 4-cycle engine oils, G-CLEAN® grill cleaner, G-CLEAN® pressure washing equipment and G-OIL® 5W-30 motor oil.  The decrease in net sales from 2014 to 2015 is primarily due to decreased sales of G-CLEAN® pressure washing equipment and G-CLEAN® oil and gas well service cleaners.

For the fiscal years ended June 30, 2015, approximately 48% of our sales were from our customer TTI.   For the fiscal years ended June 30, 2014, approximately 78% of our sales were from four customers: TTI, companies owned and/or controlled by Galesi, Walmart and Menards,   Net sales are comprised as follows:

	Years Ended June 30,
	2015	2014
	($000’s)
Performance products	$555	$3,098
Cleaning products	211	952

Total	$766	$4,050

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the years ended June 30, 2015 and 2014 were approximately $644 and $3,910, respectively.  The decrease in cost of sales from 2015 to 2014 is primarily due to the decrease in net sales.

We will continue to evaluate other opportunities to improve gross margins on our existing product line.  We intend to further increase profitability of our product base through various measures which may include changing product formulations, reducing components cost by increasing volume and reducing expenses by improving operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses for the years ended June 30, 2015 and 2014 include the following:

	Years Ended June 30,
	2015	2014
	($000’s)
Salaries	$320	$585
Selling, marketing, public relations and related	641	1,394
Development, product release and testing	261	319
Management and operating fees	406	522
Legal and professional	258	230
Occupancy, communications and all other, net	391	644

Total selling, general and administrative expenses	$2,277	$3,694

The decrease in salaries is due to a decrease in headcount.  The decrease in selling, marketing and public relations expenses is due to decreased sponsorship fees, advertising spending and the termination of the Marharg consulting agreement. The decrease in occupancy, communications and all other, net is primarily due to our overall efforts to reduce expenses.

Stock-based compensation

Stock-based compensation expense for the years ended June 30, 2015 and 2014 was approximately $223, and $739, respectively.  The decrease is due to stock options grants issued in prior years being fully expensed.

Depreciation and amortization

Depreciation and amortization expense for the years ended June 30, 2015 and 2014 was approximately $1,363 and $336, respectively.  Depreciation charges totaled $10 and $15 for the years ended June 30, 2015 and 2014, respectively, and amortization expense for intangible assets totaled $1,352 and $321 for the years ended June 30, 2015 and 2014, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $2,130 and $2,954 for the years ended June 30, 2015, and 2014, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 10 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $0 and $884 for the years ended June 30, 2015 and 2014.  The charge was in connection with the issuance of our 6.0% secured convertible debentures and associated warrants.  See note 11 to our financial statements.

Loss on impairment of intangible assets

A valuation of all our intangible assets was completed as of June 30, 2015. It was determined that intangible assets should be impaired by $2,469. Management believes that its estimates and assumptions underlying the value of intangible assets are reasonable. The Company is utilizing an expected life for the intangible assets of seven years.

Interest expense, net

Net interest expense for the years ended June 30, 2015 and 2014 was approximately $4,009 and $4,283, respectively.  As of June 30, 2015, interest expense consists of $3,096 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $634 in connection with the interest on the outstanding secured convertible debentures, $260 for interest on the note payable to a related party and $15 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015 and 2014, we had $34 and $108, respectively, in cash and an accumulated deficit of $90,234 and $82,145 respectively.  At June 30, 2015 and 2014, we had a working capital deficit of $22,165 and $12,008, respectively.

Net cash used by operating activities was $1,389 and $2,396 for the years ended June 30, 2015 and 2014, respectively.  The decrease from 2015 to 2014 was primarily due to the decrease in funding and sales which generated less cash to spend on operations.

Net cash provided in financing activities was $1,315 and $2,324 for the years ended June 30, 2015 and 2014, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of note payables in the amount of $1,315 in 2015 compared to issuance of note payable of $2,354 in 2014.  The net proceeds from our financing activities were used to support purchases from suppliers, salaries and administrative expenses.

We currently have no material commitments for capital expenditures.  Our capital requirements are not significant as the majority of our performance and cleaning products are outsourced to third party suppliers.  In the foreseeable future, we will require capital for the payment of the related party notes payable disclosed in note 9 to our financial statements. Capital is required for the growth of our business, including increases in personnel, sales and marketing, and purchasing finished goods to fulfill orders.

Losses from operations are continuing subsequent to June 30, 2015 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013) from the sale of 6.0% Secured Convertible Debentures.  In fiscal 2014, we realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) from the sale of additional 6.0% Secured Convertible Debentures.  In fiscal 2015, we realized gross proceeds of $1,315 ($350 in September 2014, $300 in December 2014, $520 in March 2015 and $145 in June 2015) from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 3,288,000 shares of Common Stock on or before March 31, 2019 to four accredited investors.  The fiscal 2015 debentures have a conversion price of $0.06 per share.

Due to the weighted average anti-dilution provision the conversion price of $7,500 of debentures was reduced from $0.17 to $0.13 per share.   In addition the attached warrants exercise price was reduced from $0.21 to $0.15 per share.  We may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

Management Change

In May 2015, Jeffrey Loch resigned as President and Chief Marketing Officer.  In July 2015, Mr. Adams resigned from his positions as Chief Financial Officer, Chief Operating Officer and Secretary of the Company.

Subsequent Event

In fiscal 2016, we realized gross proceeds of $200 from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 1,500,000 shares of Common Stock on or before March 31, 2019 to five accredited investors.  The fiscal 2016 debentures have a conversion price of $0.02 per share.

In July 2015, we issued 3,090,000 shares of our common stock, with an aggregate fair market value of $168,000 to pay the accrued interest on the convertible debentures.

Going Concern Consideration

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended June 30, 2015, our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  As of June 30, 2015, we had an accumulated deficit of $90,234, with total stockholders’ deficit of $17,098.  We had a working capital deficit of $22,165 at June 30, 2015 and are currently in default of the 3.25% Secured Note, the Promissory Note and the 6% Secured Notes issued to related party disclosed in notes 8 and 9.  These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand.

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

Contractual Arrangements

Significant contractual obligations as of June 30, 2015 are as follows:

Type of Obligation	Total Obligation	Amount Due in Less than 1 year
Sponsorship Agreements	$325	$325

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2015 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

●
A lack of sufficient resources including a designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

●
The limited size of the accounting department makes it impractical to achieve an appropriate level of segregation of duties. Specifically, due to lack of personnel, effective controls were not designed and implemented to ensure accounting functions were properly segregated for and

●
Due to a lack of adequate staffing within the finance department and adequate staffing within operational departments that provide information to the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

The Company may add additional personnel and procedures, which we believe will remedy these weaknesses in disclosure controls and procedures in future periods. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described above will be timely remediated or not result in errors in our financial statements in future periods.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted, with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, an assessment of our internal control over financial reporting as of June 30, 2015.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013.  Our management has concluded that, as of June 30, 2015, there may be an existence of material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there have been material changes in our internal control over financial reporting as defined in Rule 13a-15(f).  These changes have resulted from the resignation of our Chief Financial Officer. This may materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.  As part of our remediation efforts, the Company may hire qualified accounting personnel to implement a Company-wide improvement and remediation program.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated herein by reference to our proxy statement for our 2015 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2015.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for our 2015 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our proxy statement for our 2015 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference herein to our proxy statement for our 2015 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference herein to our proxy statement for our 2015 annual meeting of stockholders, to be filed no later than 120 days after the fiscal year ended June 30, 2015.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the report of our independent auditor thereon are filed herewith.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of June 30, 2015 and 2014

●	Consolidated Statements of Operations for the years ended as of June 30, 2015 and 2014

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended June 30, 2015 and 2014

●	Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014

●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules — See response to Item 15(c) below.

3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

Exhibit Numbers	Description
3.1(a)	Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment of Certificate of Incorporation(1)
3.1(c)	Certificate of Merger of Foreign Corporation into a Domestic Corporation(1)
3.1(d)	Certificate of Correction of Certificate of Incorporation(1)
3.1(e)	Certificate of Correction of Certificate of Amendment(1)
3.1(f)	Certificate of Correction of Certificate of Merger(1)
3.1(g)	Certificate of Ownership and Merger(1)
3.2	By-Laws(1)
4.1	Specimen Stock Certificate(1)
4.2	Form of Option Agreement(1)
4.3	Final form of 6% Convertible Debenture due and payable on December 31, 2014(2)
4.4	Final form of Series A Common Stock Purchase Warrant exercisable at any time on or before December 31, 2016 at an exercise price is $0.21(2)
4.5	Final form of 6% Convertible Debenture due and payable on March 31, 2016(4)
4.6	Final form of Series A Common Stock Purchase Warrant expiring on March 31, 2018(4)
4.7	Final form of Series A Common Stock Purchase Warrant expiring on June 30, 2018(4)
4.8	Final form of Series A Common Stock Purchase Warrant expiring on September 30, 2018(4)
10.1	2008 Stock Award and Incentive Plan, as amended(1)
10.2	**Employment Agreement with William J. Marshall(1)
10.3	**Employment Agreement with Greg Adams(1)
10.4	Agreement with Inventek Colloidal Cleaners, LLC(1)
10.5	Distribution Agreement with Techtronics Industries North America, Inc.(1)
10.6	Promissory Note in the aggregate principal amount of $300,000(1)
10.7	Promissory Note in the aggregate principal amount of $125,000(1)
10.8	Agreement with Bio Tec Fuel and Chemical, LLC(1)
10.9	Letter Agreement with Kwik Paint Products(1)
10.10	Agreement with Marketiquette, Inc.(1)
10.11	Investment Agreement with Techtronics Industries Co., Inc.(1)
10.12	**Amendment No. 1 to Employment Agreement with Greg Adams(1)
10.13	Assignment of Invention, Priority Rights and Rights to Apply for Patents by Mathew Zuckerman(1)
10.14	Final form of Securities Purchase Agreement, dated as of December 12, 2011, between Green Earth Technologies, Inc., and each Investor identified on the signature pages thereto(2)
10.15	Final form of Registration Rights Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and certain of the Investors(2)
10.16	Final form of Patent Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.17	Final form of Trademark Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.18	Final form of Security Agreement dated as of December 12, 2011, between Green Earth Technologies, Inc., and the Investors(2)
10.19	Intellectual Property Exclusive License and Distribution Agreement dated as of May 20, 2014. (3)
10.20	Amendment, dated as of December 16, 2014, to the 6% Secured Convertible Debentures in the aggregate principal of $7.5 million due December 31, 2014 (5)
21.1	Subsidiaries of Green Earth Technologies(1)
23.1	Consent of Friedman LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Label Linkbase Document*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document*
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document*
101.DEF	XBRL Taxonomy Extension Schema Document*

*     Filed herewith.
**     This exhibit is a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s Securities and Exchange Act of 1934 Registration Statement on Form 10 on October 6, 2009, as amended.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 and incorporate herein by reference.

(3)	Filed on June 6, 2014 as an exhibit to the Company’s Current Report on Form 8-K and incorporate herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199751) on November 21, 2015 and incorporated herein by reference.

(5)	Filed on January 12, 2015 as an exhibit to the Company’s Current Report on Form 8-K and incorporate herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Earth Technologies, Inc.

Date: October 13, 2015	By:	/s/ WALTER RAQUET
Walter Raquet
Chief Executive Officer
(Principal Executive Officer )

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BUICKO	Chairman of the Board of Directors	October 13, 2015
David M. Buicko	Director

/s/ HUMBERT POWELL	Director	October 13, 2015
Humbert Powell

/s/ WALTER RAQUET	Director	October 13, 2015
Walter Raquet	Chief Executive Officer and Principal Financial Officer
(Principal Executive Officer and Principal Financial Officer)

GREEN EARCH TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Earth Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Green Earth Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, cash flows, stockholders’ deficit for each of the years in the two-year period ended June 30, 2015. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2015 and 2014, and the consolidated results of operations and cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's losses, negative cash flows from operations, working capital deficit, related party note in default payable upon demand and its ability to pay its outstanding liabilities through fiscal 2016 raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Friedman LLP
East Hanover, New Jersey
October 13, 2015

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34	$108
Restricted Cash	-	72
Trade receivables, less allowance of $11 and $0	22	502
Deferred cost, related party	6,227	6,227
Inventories, net	-	230
Prepaid expenses and other current assets	391	1,305
Total current assets	6,674	8,444
Property and equipment, net	3	14
Intangibles, net	5,064	8,184
Total Assets	$11,741	$16,642

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	486	676
Accounts payable, related parties	-	171
Accrued expenses	1,509	1,428
Accrued expenses, related parties	663	306
Deferred revenue, related parties	6,000	6,502
Notes payable, related parties	5,605	-
Notes payable	1,232	1,232
Secured convertible debentures, net of debt discount	9,393	5,000
Derivative liability	3,951	5,136
Total current liabilities	28,839	20,451
Notes payable, related parties	-	5,605
Secured convertible debentures, net of debt discount	-	928
Total Liabilities	28,839	26,984

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 294,998,477 and 286,462,091 shares issued and outstanding, as of June 30, 2015 and June 30, 2014	295	286
Additional paid-in capital	72,841	71,517
Accumulated deficit	(90,234)	(82,145)
Total stockholders' deficit	(17,098)	(10,342)
	$11,741	$16,642

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended June 30,
	2015	2014

Net sales	$766	$4,050

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	644	3,910
Selling, general and administrative expense	2,277	3,694
Stock-based compensation	223	739
Depreciation and amortization	1,363	336
	4,507	8,679

Loss from operations	(3,741)	(4,629)

Other income (expense):
Change in revaluation of derivatives	2,130	2,954
Loss on issuance of convertible debt	-	(884)
Loss on impairment of intangible assets	(2,469)	-
Interest expense, net	(4,009)	(4,283)

Loss from operations before income taxes	(8,089)	(6,842)

Income tax	-	-

Net loss	$(8,089)	$(6,842)

Basic and diluted net loss per common share	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	296,357,000	181,015,000

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2013	157,697,103	$158	$61,688	$(75,303)	$(13,457)

Shares issued for interest	4,478,738	4	485	-	489
Restricted shares for employee compensation	4,655,000	5	357	-	362
Shares issued for consulting services	12,000,000	12	948	-	960
Shares issued for business acquisition	105,200,000	105	7,467	-	7,572
Issuance of common stock to settle payables, related party	2,156,250	2	170	-	172
Issuance of common stock to settle trade payable	250,000	-	25	-	25
Shares issued for services	25,000	-	3	-	3
Stock-based compensation	-	-	374	-	374
Net loss	-	-	-	(6,842)	(6,842)
Balance at June 30, 2014	286,462,091	$286	$71,517	$(82,145)	$(10,342)

Shares issued for interest	10,236,386	10	615	-	625
Shares issued for business acquisition	10,000,000	10	690	-	700
Issuance of common stock to settle payables, related party	300,000	1	20	-	21
Shares cancelled due to terminated consulting services	(12,000,000)	(12)	(654)	-	(666)
Forgiveness of debt, related parties	-	-	430	-	430
Stock-based compensation	-	-	223	-	223
Net loss	-	-	-	(8,089)	(8,089)
Balance at June 30, 2015	294,998,477	$295	$72,841	(90,234)	$(17,098)

See notes to consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,089)	$(6,842)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on impairment of intangible assets	2,469	-
Interest paid in common stock	625	489
Depreciation and amortization	1,363	336
Amortization of debt discount and deferred financing costs	3,096	3,323
Increase in allowance for inventory	200	268
Loss on issuance of convertible debt	-	884
Change in fair value of derivative liability	(2,130)	(2,954)
Bad debt expense	11	-
Stock-based compensation expense	223	736
Amortization of prepaid expenses paid in stock	160	133
Changes in assets and liabilities:
Restricted cash	72	(72)
Accounts receivable	469	224
Inventories	30	306
Prepaid expenses and other current assets	87	(228)
Prepaid advertising	-	296
Accounts payable	(190)	370
Accounts payable, related parties	(121)	(549)
Accrued expenses	81	320
Accrued expenses, related parties	356	437
Deferred revenue	(101)	127
Net cash used in operating activities	(1,389)	(2,396)

Cash flows from financing activities:
Proceeds from secured convertible debentures	1,315	2,354
Repayment of notes payable	(-)	(39)
Net cash provided by financing activities	1,315	2,315
Net decrease in cash	(74)	(81)
Cash and cash equivalent
Beginning of year	108	189
End of year	$34	$108

Supplemental information

Income taxes paid	$3	$4

Non-cash investing and financing activities
Issuance of common stock to settle trade payable	$21	$25
Issuance of common stock to settle related party payable and accrued expenses	$-	$172
Shares cancelled due to terminated consulting services	$(666)	$-
Issuance of common stock for purchased technology	$700	$7,572
Issuance of common stock for prepaid consultant fees	$-	$960
Related party payable and accrued expenses converted into note payable	$-	$5,605
Forgiveness of debt, related parties	$430	$1,211

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of June 30, 2015, the Company had an accumulated deficit of $90,234, with total stockholders’ deficit of $17,098.  The Company had a working capital deficit of $22,165 at June 30, 2015 and is currently in default of the 3.25% Secured Note,  Promissory Note and the 6% Secured Notes issued to related parties disclosed in notes 8 and 9. These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand. The Promissory note matures on February 2016 but since the February 2015 payment was not made it is in default.

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

Restricted Cash - At June 30, 2015 and 2014, the Company had $0 and $72, respectively of restricted cash that was maintained at a blocked bank account created for the purpose of making payments, under agreements on a Promissory Note with a third party manufacturer (see Note 9).

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

Advertising and Promotional Costs – Advertising and promotion costs, which are included in selling, general and administrative expense, are expensed as incurred.  During the years ended June 30, 2015 and 2014, advertising and promotion costs totaled $641 and $1,394 respectively.

Shipping Costs – Shipping costs are included in selling, general and administrative expenses.  During the years ended June 30, 2015 and 2014, shipping cost totaled $42 and $149, respectively.

Research and Development Costs – Research and development costs, which are included in selling, general and administrative expense, consist primarily of salaries and employment related expenses, independent testing fees and allocated facility costs.  All such costs are charged to expense as incurred. During the years ended June 30, 2015 and 2014, research and development costs totaled $261 and $319, respectively.

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

	Years Ended June 30,
	2015	2014
Potentially dilutive securities:
Outstanding time-based stock options	25,174,000	26,452,000
Convertible note	118,842,000	96,926,000
Warrants	31,231,000	27,944,000

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

The Company’s financial instruments at June 30, 2015 consist of accounts receivable, accounts payable, notes payable and derivative liability.  The Company believes the reported carrying amounts of its accounts receivable, accounts payable, derivative instruments and related party debt approximate fair value, based upon the short-term nature of these instruments.

3.  INVENTORIES, NET

Inventories consist of the following:

	June 30, 2015	June 30, 2014
Raw materials	$-	$37
Finished goods	-	193
	$-	$230

Inventories are presented net of reserves of $1,611 and $1,411 at June 30, 2015 and 2014, respectively.  The Company increased the obsolescence reserve by $200 for the year ended June 30, 2015.

4. DEFERRED COST, RELATED PARTY

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P. The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of June 30, 2015 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of June 30, 2015, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sales of oil field services products are expected to be greater than the current value of the Deferred Cost.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2015	June 30, 2014	Estimated Useful Lives
Research & Development equipment	$77	$77	5-10
Furniture, fixtures and office equipment	16	37	3-5
Total property and equipment, gross	93	114
Less: accumulated depreciation	90	100
	$3	$14

Depreciation charges totaled $10 and $15 for the years ended June 30, 2015 and 2014, respectively.

6. INTANGIBLE ASSETS

Oil Field Services

In fiscal 2014, the Company entered into an Intellectual Property Exclusive License and Distribution Agreement (the “Agreement”) with Inventek Colloidal Cleaners, LLC (“Inventek”) and Dr. Paul N. Andrecola (“Dr. Andrecola”) in support of the Company’s oil and gas well services product line. In consideration for the exclusive licenses and Inventek’s technology the Company issued 105,200,000 shares of its common stock to Inventek/ Dr. Andrecola. The initial term of the exclusive license expires May 20, 2039 (25 years) and also contains five automatic ten year renewal periods. These transactions were accounted for as a purchase business transaction. In July 2014 the Company was granted a patent by the U.S. Trademark and Patent Office for biodegradable non-reactive oil well stimulation and method of use based on nano-scale colloidal chemistry. In connection with the share issuances the Company recorded a purchase price allocation of $7,572, in the aggregate, as intangible assets.  The Company is utilizing an expected life for the intangible assets of seven years.

Natural Gas Well Services

In August 2014, the Company enter into a Strategic Relationship Agreement with Greentek Fluid Innovations LLC (“GFI”).  In consideration for this agreement and for intellectual property purchased in support of the Company’s natural gas well services product line the Company issued 10,000,000 shares of Common Stock, with an aggregate fair market value of $700 to GFI. The agreement has an initial term through June 30, 2019 after which it continues annually until either party gives the other 60-days prior written notice of its intent to terminate the agreement. This transaction is accounted for as a purchase business transaction. The Company is utilizing an expected life for the intangible assets of seven years. The Company completed a valuation of the license, distribution rights and intellectual property related to the GFI Management Strategic Relationship Agreement. The company utilized financial projections based on current opportunities and relationships with existing customers and distributors. Based on the analysis of future discounted cash flows it was determined that the carrying amount of the intangible assets is recoverable at June 30, 2015.

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

Impairment

Periodically, the Company assesses the recoverability of its long lived assets.  During Fiscal year 2015, the Company recorded impairment losses of $1,909 and $560 associated with its oil field services and cleaning products intellectual property, respectively.

The Company completed a discounted cash flow analysis to determine if the carrying value on the books was reasonable for the oil field services.  It utilized financial projections based on current opportunities and relationships with existing customers and distributors.  Since the company is a new entrant into the oil services industry and does not have historical financial results in this industry, it was determined that the carrying amount of the intangible assets from future discounted cash flows as it relates to the Inventek IP Agreement and technology/patents is impaired and warrants the write-down in accordance with applicable accounting rules.

During the fiscal year ended June 30, 2015 the Company continued to sell cleaning products however certain retailers and customers discontinued our product line of cleaning products. Based on our forecasts we deemed that future cash flows from the cleaning products does not support the carrying value of the intangible asset.  As such it was determined the carrying amount of the intangible asset was to be written-off in accordance with applicable accounting rules.

Intangible assets consist of the following:

	June 30, 2015	June 30, 2014	Estimated Useful Lives
Purchased technology and exclusivity rights
Oil field services	$7,572	$7,572	7
Natural gas well services	700	-	7
Cleaning products	2,550	2,550	7
	10,822	10,122
Less: accumulated amortization	3,289	1,938
Less: impairment loss	2,469	-
	$5,064	$8,184

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Expected amortization of intangible assets is as follows:

2016	$859
2017	859
2018	859
2019	859
2020	859
Thereafter	769
$5,064

Amortization expense included in depreciation and amortization totaled $1,352 and $321 for the years ended June 30, 2015 and 2014, respectively.

7. ACCRUED EXPENSES AND RELATED PARTIES

Accrued liabilities consist of the following:

	June 30, 2015	June 30, 2014
Accrued payroll and taxes	$566	$387
Accrued interest	282	296
Accrued sponsorship fees	325	415
Accrued advertising	161	161
Accrued board of director fees	155	148
Other	20	21
	$1,509	$1,428

Accrued liabilities, related party consist of the following:

	June 30, 2015	June 30, 2014
Accrued interest	$377	$100
Accrued other	286	206
	$663	$306

8. NOTES PAYABLE

Notes payable, consist of the following:

	June 30, 2015	June 30, 2014
Promissory Note	$1,172	$1,172
3.25 % Secured note	$60	$60
	$1,232	$1,232

Promissory Note

In October 2013 the Company entered into an agreement with its primary supplier of lubricants, Olympic Oil, owned by Delta Petroleum Company (“Delta”). Pursuant to the agreement, the Company executed and delivered a $1,211 promissory note to Delta, reflecting amounts due and owing by the Company to Delta.  At June 30, 2015 and 2014 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Intercreditor, Forbearance, Security and Account Control Agreements with Delta (the “Intercreditor Agreement”). The Intercreditor Agreement provides that Delta will continue to manufacturing and deliver the Company’s lubricant products to its customers. The receivables generated from these sales will be used as collateral and customer payments will be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales will be applied to the promissory note. If by February 26, 2015 the balance of the promissory note is greater than $606 then the Company will have to pay Delta the difference between the outstanding balances of the note less $606. The full repayment of the promissory note is due in February 2016. The Company did not make the required installment of $566 in February 2015. The promissory note has not been extended and currently is in default and payable upon demand. The Company considers the cash held in the blocked bank account to be restricted cash. As of June, 2015 and June 30, 2014 restricted cash is $0 and $72, respectively.  The Company believes it has claims and offsets against the balance of this note which may reduce the outstanding balance.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.25% Secured note

At June 30, 2015 and 2014, the balance of the 3.25% secured note payable is $60.  As of June 30, 2015 and 2014, accrued interest was $241 and $237, respectively.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

9. NOTE PAYABLE, RELATED PARTY

Notes payable, related party, consist of the following:

	June 30, 2015	June 30, 2014
6 % Secured Note	$3,888	$3,888
3.25% Promissory Note	1,717	1,717
	$5,605	$5,605

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

10. DERIVATIVE LIABILITY
Secured Convertible Debentures Conversion Option

The $11,169 aggregate principal amount of 6.0% Secured Convertible Debentures due March 31, 2016 are herein referred to collectively as the “Debentures”. The Debentures are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.06 to $0.13 per share (the “Conversion Price”). The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature were bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The tables below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,989	$-	$-	$2,989

	Fair Value at
	June 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Debentures	$3,701	$-	$-	$3,701

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
Balance at beginning of period	$3,701	$2,794
Additions to derivative instruments	812	2,824
Change in fair market value of the derivative liability	(1,524)	(1,917)
Balance at end of period	$2,989	$3,701

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	June 30, 2015	June 30, 2014
Number of shares	118,842,000	96,926,000
Fair market value of stock	$0.05	$0.08
Conversion Price	$0.06-$0.13	$0.06-$0.13
Volatility	194%	142% -170%
Risk-free interest rate	0.22%	0.03%-.88%
Expected dividend yield	0%	0%
Life of Debentures (years)	.75	.5-1.75

Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 31,231,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.15-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 8,552,000, 1,010,000, 875,000 and 2,050,000 shares of Common Stock are exercisable at any time on or before March 31, 2018, June 30, 2018, September 30, 2018, and March 31, 2019, respectively. The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	June 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$962	$-	$-	$962

	Fair Value at
	June 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,435	$-	$-	$1,435

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
Balance at beginning of period	$1,435	$2,058
Additions to derivative instruments	133	414
Change in fair market value	(606)	(1,037)
Balance at end of period	$962	$1,435

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	June 30, 2015	June 30, 2014
Number of shares underlying the Warrants	31,231,000	27,944,000
Fair market value of stock	$0.05	$0.08
Exercise Price	$0.14-$0.21	$0.15-$0.21
Volatility	151%-180%	127%-141%
Risk-free interest rate	0.49%-1.15%	0.80%-.1.42%
Expected dividend yield	0%	0%
Warrant life (years)	1.5-3.75	2.5-4

11. SECURED CONVERTIBLE DEBENTURE, NET OF DEBT DISCOUNT
Secured convertible debentures, net of debt discount, consist of the following:

	June 30, 2015	June 30, 2014
Convertible Debentures	$11,169	$9,854
Debt discount	(1,776)	(3,926)
	$9,393	$5,928

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Debt discount of $10,800 is being amortized over the life of the Debentures and is included in interest expense in the accompanying consolidated statement of operations.

In December 2014, pursuant to an amendment, the holders of the Debentures in the aggregate principal of $7.5 million due March 31, 2015, agreed to extend the maturity date of the Debentures to March 31, 2016.  The aggregate principal payments of $11,169 for the secured convertible debentures are due on March 31, 2016.

In October 2014 the Company filed a registration statement for the Debentures issued prior to October 1, 2014. The registration statement became effective in December 2014. All the Debentures after December 2014 are subject to a registration rights agreement and the Company has until December 31, 2015 to file.  If the Company does not file by this date, it may be subject to default penalties.

12. STOCKHOLDERS DEFICIT

Shares issued for interest

For the year ended June 30, 2015, the Company issued 10,236,000 shares of our common stock to pay accrued interest from April 1, 2014 to March 31, 2015 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $625.

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

Shares cancelled due to terminated consulting services

In February 2015 the Company entered into a Distribution Agreement with Marharg Holdings Corporation (Marharg). In connection with the agreement the Company terminated its Marharg consulting agreement for sales and marketing services and cancelled 12,000,000 shares of restricted common stock previously issued to Marharg in February 2014. The fair value of the shares cancelled in connection with this transaction totaled $666.

Forgiveness of debt, related parties

In September 2014, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the consolidated financial statements.

Stock Options

Common stock available for equity awards under the 2008 Employee Stock Award and Incentive Plan, as amended (the “2008 Plan”), is 40,000,000 shares as of June 30, 2015. Under the 2008 Plan, stock option grants may be exercised for a period up to ten years from the date of grant. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant and generally vest over three years.  At June 30, 2015, 14826,000 shares are available for future grants under the 2008 Plan.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Option activity for the year ended June 30, 2015 and 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2013	24,757,000	$0.32	7.5 years
-Granted	1,750,000
Exercised	-0-
Forfeited and Cancelled	-0-
Outstanding June 30, 2014	26,452,000	$0.32	6.7 years
Granted	-0-
Exercised	-0-
Forfeited and Cancelled	(1,278,000)
Outstanding June 30, 2015	25,174,000	$0.32	5.6 years
Exercisable June 30, 2015	24,674,000	$0.32	5.5 years

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2015.

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

For the Period Ended June 30, 2014
Average expected life (years)	6.0
Average risk free interest rate	1.31%
Expected volatility	139%
Expected dividend rate	0%
Expected forfeiture rate	5%

Stock based compensation expense for the years ended June 30, 2015 and 2014 was $223 and $374, respectively.

As of June 30, 2015 the unrecognized compensation expense is $112.

Warrants

           Warrant activity for the fiscal year ended June 30, 2015 and June 30, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2013	22,059,000	$0.26		-
Granted	5,885,000	0.21
Exercised	-0-
Forfeited and Cancelled	-0-
Outstanding at June 30, 2014	27,944,000	$0.20
Granted	3,287,500
Exercised	-0-
Forfeited and Cancelled	-0-
Outstanding and exercisable at June 30, 2015	31,232,000	$0.20	1.8 years	$-

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2015. In connection with the dilutive issuance of the fiscal 2015 and 2014 debentures and shares, the associated warrants exercise price is reduced from $0.21 to $0.14 per share.

13. COMMITMENTS AND CONTINGENCIES

Resignation of Greg Adams, Chief Financial Officer, Chief Operating Officer and Secretary

In July 2015, Mr. Adams resigned from his positions as Chief Financial Officer, Chief Operating Officer and Secretary of the Company. As of June 30, 2015 and 2014, the amounts due to Mr. Adams for deferred salary are $139 and $112, respectively. His deferred salary is being paid over 12 months. If the Company fails to pay the deferred salary a severance payment equal to the sum of (i) twenty-four months of his annual base salary; and (ii) all stock options held by the former executive shall immediately vest and remain exercisable for the lesser of their original term or five years

14. INCOME TAXES

The (provision) benefit for income taxes was $0 for the fiscal years ended 2015 and 2014, respectively.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	June 30, 2015	June 30, 2014
Statutory federal tax (benefit) rate	(34%)	(34%)
State and local taxes, net of federal benefit	(5%)	(5%)
Loss on issuance of debentures	-%	5%
NOL True-up federal and state	2%	5%
Other various permanent differences	-%	2%
Valuation Allowance	37%	27%
Effective Tax Rate	0%	0%

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The tax effects of temporary differences that give rise to deferred tax assets consist of the following:

	June 30, 2015	June 30, 2014
Net Operating loss carry forwards - Federal	$22,483	$20,993
Net Operating loss carry forwards – State	1,625	1,283
Stock based compensation	6,812	6,756
Debt discount	3,486	2,295
Long-term assets	603	348
Deferred Compensation	54	150
Deferred revenue	(10)	194
Impairment of intangibles	952	-
Change in fair value of derivative	(3,797)	(2,988)
Other	4	11
Reserves and allowances	615	546
Total deferred assets	32,827	29,588
Valuation allowance	(32,827)	(29,588)
Net deferred tax assets	$0	$0

As of June 30, 2015, the Company had federal net operating loss carry forwards of approximately $66,564.  If not used, these carry forwards will expire between 2029 and 2034.

The Company maintains a valuation allowance until it achieves and sustains an appropriate level of profitability.

Compensation expense recognized attributable to non-qualified stationary stock options give rise to temporary timing differences and are not tax deductible by the Company for federal and state income tax purposes until they are exercised.  When stock options are cancelled, the Company does not receive any tax benefit and records a reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance.  Such reductions in deferred tax assets related to awards that were cancelled were $0 and $0 during the fiscal years ended 2015 and 2014.

During the fiscal years ended 2015 and 2014, the Company did not have unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns for fiscal years 2011 through 2014 are currently open to audit by the tax authorities under the statute limitations for relevant federal and state jurisdictions.

15. RELATED PARTY TRANSACTIONS

Inventek

The Company purchased inventory from Inventek totaling $93 and $201 for the years ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 and 2014, a credit of $423 and $435, respectively was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of June 30, 2015, Inventek beneficially owned approximately 37.9% of the Company’s issued and outstanding shares of Common Stock.

FWD, LLC (“FWD”)

In September 2014, TTI and the Galesi group of companies, Walter Raquet, the Company’s interim chief executive officer and FWD, LLC (collectively, “FWD”) and the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD LLC are affiliates of the Company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of the Company’s common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,888 which includes $3,400 plus accrued interest of $488 held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against company assets (see note 7). In addition, as part of the settlement, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements. As of June, 2015 the amounts due to FWD for accrued interest was $250.  Principal of $100 on the Debentures is due March 31, 2016

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Galesi

For the year ended June 30, 2015 and 2014, approximately 2% and 1% of the Company’s revenues, respectively, were to companies owned or controlled by Galesi.  As of June 30, 2015 and 2014, amounts due from these entities totaled $0 and $5, respectively.  As of June 30, 2015 and 2014, amounts due to Galesi included $3,612 and $2,273 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $3,725 on the Debentures is due March 31, 2016.  As of June 30, 2015, Galesi beneficially owned approximately 22.8% of the Company’s issued and outstanding shares of Common Stock.

In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying consolidated statement of operations (See Note 4).

Walter Raquet (“Raquet”)

Walter Raquet is a Director, a member of the audit committee and interim chief executive officer.  As of June 30, 2015 and 2014, the amounts due to Mr. Raquet included $2,449 and $1,220 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $2,904 on the Debentures is due March 31, 2016. As of June 30, 2015, Mr. Raquet beneficially owned approximately 17.7% of the Company’s issued and outstanding shares of Common Stock.

D&L Partners

Doug Von Allmen is the managing member of the D&L Partners.  As of June 30, 2015 and 2014, the amounts due to D&L Partners included $1,508 and $1,285 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $1,805 on the Debentures is due March 31, 2016. As of June 30, 2015, Mr. Von Allmen beneficially owned approximately 9.0% of the Company’s issued and outstanding shares of Common Stock.

Marketiquette

As of May 2015, the Marketiquette agreement expired and Jeffrey Loch resigned as President of the Company.

16. CONCENTRATIONS OF RISK
Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Sales and Accounts Receivable

The following customers represent the majority of the Company’s sales for the years ended June 30, 2015 and 2014, respectively, and accounts receivable for the years ended June 30, 2015 and 2014, respectively:

	June 30, 2015	June 30, 2014
Sales
TTI	48%	62%

Accounts Receivable
Tractor Supply Company	63%	6%
Canadian Tire Corporation	28%	-
Walmart	-	18%
Lowes	-	51%

Inventory and Accounts Payable

The Company purchases its performance products from Delta Petroleum Company, its cleaning and well service products from Inventek and its power washer equipment products from TTI.  The following is the Company’s inventory purchased from these vendors for the years ended June 30, 2015 and 2014, respectively and accounts payable to these vendors for the years ended June 30, 2015 and 2014, respectively:

	June 30, 2015	June 30, 2014
Inventory purchased
Inventek	93	$201
Delta	490	1,671
TTI	-	273

Accounts Payable
Delta	1,172	1,498

Included in Delta accounts payable is a promissory note of $1,172 (see note 9).

17.          SUBSEQUENT EVENTS

In fiscal 2016, the Company realized gross proceeds of $200 from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 1,500,000 shares of Common Stock on or before March 31, 2019 to five accredited investors.  The fiscal 2016 debentures have a conversion price of $0.02 per share.

In July 2015, the Company issued 3,090,000 shares of its common stock, with an aggregate fair market value of $168,000 to pay the accrued interest on the convertible debentures.