Form 10-K/A
period 2015-06-30
GREEN EARTH TECHNOLOGIES, INC
filed 2015-10-26
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREEN EARTH TECHNOLOGIES, INC.

Form 10-K/A Annual Report

EXPLANATORY NOTE

Green Earth Technologies, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended June 30, 2015 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2015, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by October 28, 2015.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed, and Exhibit 32.1 is furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and titles of our executive officers and directors, as of October 15, 2015, are as follows:

Name	Age	Position
David Buicko (2) (7)	62	Class II Director, Chairman of the Board

Humbert Powell III (3)(7)	76	Class II Director

Walter Raquet (4)(5)(6)(1)	70	Class I Director, Chief Executive Officer and President

(1)
Walter Raquet replaced Jeffrey Loch as President upon his termination on June 16, 2015 and assumed the role of principal financial officer upon the resignation of Greg Adams as our Chief Financial Officer and Chief Operating Officer on July 26, 2015.

(2)	Audit Committee Chair.
(3)	Member of the Compensation Committee.
(4)	Term as Director expires at the 2015 annual meeting of stockholders.
(5)	Member of the Audit Committee.
(6)	Compensation Committee Chair.
(7)	Term as Director expires at the 2016 annual meeting of stockholders.

______________

Non-Employee Directors

David M. Buicko has been our Chairman of the Board since May 2011 and a director since September 2010.  Since 1986, Mr. Buicko has been the chief operating officer of the Galesi Group, a leading industrial real estate developer in the Northeast and owner of one of the largest, most versatile third-party logistics companies in the region.  He is responsible for the day to day operations of the Galesi Group’s operating divisions including commercial real estate, industrial parks, and distribution and logistics.  Mr. Buicko is a member of a variety of local, professional, economic development and charitable organizations and is currently a Director and past chairman of the Center for Economic Growth, a regional economic development organization. Mr. Buicko was selected by Governor Cuomo to serve as a member of the Capital Regional Economic Development Council.  He also serves on the board of numerous privately held companies in the real estate industry.  Mr. Buicko is a certified public accountant and a graduate of Siena College where he received a B.B.A. degree in Accounting in 1975.  Mr. Buicko was selected as a director because of his background and experience in senior management, which provides the Board with valuable management and leadership skills and insight into our business.

Humbert PowellIII has been a director since November 2008.  Mr. Powell is the Senior Vice President at Wunderlich Securities a regional Investment banking firm headquartered in Memphis Tennessee with 18 offices located in the states.  Mr. Powell served as Chairman of Marleau, Lemire USA and Vice Chairman of Marleau, Lemire Securities, Inc. during the years 1994-1996. Prior to his employment with Marleau, Lemire, he served as a Senior Managing Director in the Corporate Finance Department of Bear Stearns & Co., 1984-1994, with responsibilities for the Investment Banking effort both domestic and international. Prior to his employment with Bear Steams in 1984, Mr. Powell served as a Senior Vice President and Director of E.F. Hutton & Co., where he was employed in various capacities for 18 years. He is also a Director of several public and private companies and a Trustee of Salem International University.  Mr. Powell was selected as a director because of his depth of knowledge of the investment banking sector, which provides the Board with extensive insight and a perspective on growth and acquisition strategies.

Employee Directors and Officers

Walter Raquet has been a director since June 2012 and was appointed Chief Executive Officer and President in June 2015.  From May 2014 to June 2015, Mr. Raquet was Interim Chief Executive Officer.  Mr. Raquet is currently Chairman of Bolton LLC an investment management company.  He is currently a director for Liquid Holdings Group, LLC (LIQD).  He was Chairman of WR Platform Advisors LP, a technology platform and service provider of managed accounts for hedge fund investments from 2004 to 2011.  Mr. Raquet was also a co-founder of Knight Securities.  He served as Knight’s Chief Operating Officer from its inception in 1995 until 2000 and as its Executive Vice President from 1998 through 2002. He also served as a member of Knight’s board of directors from 1995 through 2002.  Prior to Knight, Mr. Raquet was a Senior Vice President with Spear, Leeds & Kellogg/Troster Singer and a Partner at Herzog Heine & Geduld, Inc., where he directed the firm's technology and marketing efforts. Also, Mr. Raquet was Corporate Controller for PaineWebber Incorporated, Executive Vice President of Cantor Fitzgerald and Controller for Weeden & Co. Mr. Raquet is a certified public accountant and practiced at the accounting firm of Price Waterhouse. Mr. Raquet received a B.S. degree in Accounting from New York University.  Mr. Raquet was selected as a director because we believe that his background and experience provides the Board with a perspective on corporate finance matters.

Family Relationships

None of the directors or executive officers are related by blood, marriage or adoption.

CORPORATE GOVERNANCE AND BOARD COMMITTEES

Board Meetings

The Board met eight times during fiscal 2015.  A majority of the directors attended all of the meetings of the Board. All persons who were directors during fiscal 2015 attended at least 75% of these meetings. Absent special circumstance, each director is expected to attend the Annual Meeting.

Committees Established by the Board

The Board established an Audit Committee and a Compensation Committee.

Audit Committee. The members of the Audit Committee members are David Buicko, who serves as chairperson, and Walter Raquet.  The Board has determined that Mr. Buicko is the “audit committee financial expert,” as that term is defined in Item 407(d) (5) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements.  Specifically, the Audit Committee’s responsibilities include the following:

●	selecting, hiring and terminating our independent auditors;

●	evaluating the qualifications, independence and performance of our independent auditors;

●	approving the audit and non-audit services to be performed by the independent auditors;

●	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

●	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

●	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

●	preparing the report that the SEC requires in our annual proxy statement.

A copy of the Audit Committee charter has been posted on our Web site at www.getg.com .  The Audit Committee met four times during the 2015 fiscal year.

Compensation Committee.  The current members of the Compensation Committee members are Walter Raquet, who serves as chairperson, and Humbert Powell.

The Compensation Committee assists the Board in determining the development plans and compensation of our officers, directors and employees.  Specific responsibilities include the following:

●	determining the compensation (including, base salary and bonus) and benefits payable to our chief executive officer;

●	determining, approving and/or recommending to the Board, the compensation and benefits payable to our other executive officers;

●	reviewing the performance objectives and actual performance of our officers; and

●	administering our stock option and other equity and incentive compensation plans.

The president may not be present during any deliberations on his compensation.

A copy of the Compensation Committee charter has been posted on our Web site at www.getg.com .  The Compensation Committee met two times during the 2014 fiscal year.

Code of Ethics

We have adopted a Code of Ethics (the “Code of Ethics”), which applies to all directors, officers and employees.  A copy of the Code of Ethics is available on our web site under the heading “Investor Quick Facts.”  We intend to make available on our web site any future amendments or waivers to our Code of Ethics within four business days after any such amendments or waivers.

Disclosure of Director Qualifications

In lieu of a nominating committee, the Board is responsible for assembling for stockholder consideration a group of nominees that, taken together, have the experience, qualifications, attributes, and skills appropriate for functioning effectively as a Board.  The Board regularly reviews its membership composition in light of our changing requirements, assesses its own performance, and the feedback from stockholders and other key constituencies.

In identifying and recommending nominees for positions on the Board, the Board places primary emphasis on the following:  (i) a candidate’s judgment, character, expertise, skills and knowledge useful to the oversight of our business; (ii) a candidate’s business or other relevant experience; and (iii) the extent to which the interplay of the candidate’s expertise, skills, knowledge and experience with that of other members of the Board will build a board of directors that is effective, collegial and responsive to our needs.

In addition, the Board seeks to include a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that it confronts.  These individual qualities can include matters like experience in our industry, technical experience (for example, financial or technological expertise), experience gained in situations comparable to ours (e.g., financial service companies, growth companies, and companies that grow through acquisitions), leadership experience, and relevant geographical experience.

Stockholders who wish to recommend director candidates for consideration by the Board may do so by mailing a written recommendation to the Board in accordance with the procedures set forth in the section entitled “Stockholder Communication with the Board of Directors” appearing elsewhere in this proxy statement.  Such recommendation must include the following information as of the date of recommendation:

●	the name and address of the stockholder submitting the recommendation, the beneficial owner, if any, on whose behalf the recommendation is made and the director candidate;

●
the class and number of shares of our Common Stock the stockholder owns beneficially and of record and, in the case where the stockholder is the record owner but not the beneficial owner, the name of the beneficial owner, including the holding period for such shares;

●	full biographical information concerning the director candidate, including a statement about the candidate’s qualifications; and

●	a written consent of the candidate (1) to be named in the Company’s proxy statement and stand for election if nominated by the Board and (2) to serve if appointed by the stockholders.

Recommendations by stockholders for director candidates to be considered by the Board must be submitted not later than the 120th calendar day before the first anniversary of the date our proxy statement was released to stockholders in connection with the previous year’s annual meeting.  The submission of a recommendation by a stockholder in compliance with these procedures will not guarantee the selection of the stockholder’s candidate or the inclusion of the candidate in our proxy statement.

Board Leadership Structure

Mr. Buicko has served as Chairman of the Board since May 2011.  Each year, the Board evaluates our leadership structure and determines the most appropriate structure for the coming year based upon its assessment of our position, strategy, and our long term plans.  The Board also considers the specific circumstances we face and the characteristics and membership of the Board.  At this time, the Board has determined that having Mr. Buicko serves as Chairman of the Board is in the best interest of our stockholders.

 The Board’s Oversight of Risk Management

The Board recognizes that companies face a variety of risks, including credit risk, liquidity risk, strategic risk, and operational risk.  The Board believes an effective risk management system will (1) timely identify the material risks that we face, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant Board committee, (3) implement appropriate and responsive risk management strategies consistent with the Company’s risk profile, and (4) integrate risk management into our decision-making.  The Board encourages and management promotes a corporate culture that incorporates risk management into our corporate strategy and day-to-day business operations.  The Board also continually works, with the input of our management and executive officers, to assess and analyze the most likely areas of future risk for us.

Stockholder Communication with the Board of Directors

The Board has established a process to receive communications from stockholders.  Stockholders and other interested parties may contact any or all Directors, or the non-management Directors as a group, by mail or electronically.  To communicate with the Board, any individual Director or any group of Directors, correspondence should be addressed to the Board or any such individual directors or group of directors by either name or title.  All such correspondence should be sent “c/o Corporate Secretary” at Green Earth Technologies, Inc., 7 West Cross Street, Hawthorne, New York 10532.  All communications received as set forth in the preceding paragraph will be opened by the Corporate Secretary for the sole purpose of determining whether the contents represent a message to the Directors.  Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the Board will be forwarded promptly to the addressee.  In the case of communications to the Board or any group of Directors, the Corporate Secretary will make sufficient copies of the contents to send to each Director who is a member of the group to which the envelope or e-mail is addressed.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary of Compensation

The following table sets forth certain information with respect to compensation for the fiscal years ended June 30, 2015 and 2014 earned by or paid to the Company’s principal executive officer and all individuals who served as the Company’s principal executive officer during fiscal 2015 and the only other executive officer of the Company whose total salary exceeded $100,000 in fiscal 2015 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)		Option Awards($)(2)	Total($)
Walter Raquet, President and Chief Executive Officer	2015(1)	$-		-	-

Jeffrey Loch, former President	2015(1)	$-		$12,667	$12,667
and Chief Marketing Officer(3)	2014	$-		$192,150	$192,150

Greg D. Adams, former Chief Financial	2015(1)	$200,000	(4)	$109,764	$309,764
Officer and Chief Operating Officer	2014	$200,000	(4)	$144,417	$344,417

(1)
Walter Raquet replaced Jeffrey Loch as President upon his termination on June 16, 2015 and assumed the role of principal financial officer upon the resignation of Greg Adams as our Chief Financial Officer and Chief Operating Officer on July 26, 2015.  He did not receive any regular cash compensation from us in his capacity as an officer or a Director

(2)	Represents the aggregate grant-date fair value of the awards computed in accordance the Financial Accounting Standards Board (FASB) Accounting Standards Codified Topic 718 ("FASB ASC Topic 718).
(3)
Mr. Loch is our former principal executive officer.  He did not receive any regular cash compensation from us in his capacity as an officer or a Director.  However, we do pay for the services of Marketiquette, a company he, along with his wife, controls.  See “Certain Relationships and Related Party Transactions” above.

(4)	Mr. Adams agreed to defer $50,000 of his base salary and was due $139,000 and $112,000 at June 30, 2015 and 2014, respectively.

Employment Agreements and Arrangements

Greg Adams, former Chief Financial Officer and Chief Operating Officer

Under Mr. Adams’ employment agreement, as amended, he was entitled to receive a base salary of $200,000.  In the event of termination for any reason other than for “cause,” death or disability or if the Company decides not to renew the agreement, Mr. Adams was to receive, in addition to payment of accrued salary and benefits through the date of termination of employment, a severance payment equal to the sum of (i) twenty-four months of his then applicable annual base salary; and (ii) the average of his last two annual cash bonuses, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years.

 Outstanding Equity Awards

The following table includes certain information with respect to the value of all outstanding equity awards to our Named Executive Officers at June 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	STOCK AWARDS
Name	Number of Securities Underlying Unexercised Option (#) Exercisable		Number of Securities Underlying Unexercised Option (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Jeffrey Loch	4,000,000	(1)	-		$0.39	9/16/2020 (5)
	166,667	(2)	333,333	(2)	$0.08	4/30/2024 (5)
Greg D. Adams	750,000	(3)	-		$0.25	3/18/2020
	3,731,250	(4)	-		$0.165	6/4/2022
	83,333	(2)	166,667	(2)	$0.08	4/30/2024
_________________________
(1)	The options were granted on September 16, 2010.
(2)	The options were granted on April 30, 2014 and vest in equal annual installments on each of April 30, 2015, 2016 and 2017.
(3)	The options were granted on March 18, 2010.
(4)	The options were granted on June 4, 2012 and vest in equal annual installments on each of June 4, 2013, 2014 and 2015.
(5)	These options terminated by its own terms as a result of the ending of Mr. Loch’s employment with the Company in June 2015.

DIRECTOR COMPENSATION

Our “independent” directors receive the following compensation:

●
A meeting fee of $2,500 and reimbursement for actual out-of-pocket expenses incurred in connection with attending each Board meeting in person. In fiscal year ended June 30, 2015 there were two in-person board meetings; and

●
A stock option grant covering 150,000 shares upon his or her election to the Board. The options vest over three years and are exercisable at a price per share equal to the fair market value of the stock on the date of grant. Additionally, on an annual basis, the historical stock option grants for non-affiliated directors are adjusted based on an allocated stock option pool that is 0.5% of the issued and outstanding shares of Common Stock.

The following table presents information relating total compensation for our non-employee directors for the year ended June 30, 2015.

Director Compensation

Name	Fees Earned or Paid in Cash($)	Option Awards(1)	All Other Compensation	Total

Humbert Powell	$5,000	$6,967	$-	$11,967
David Buicko	$5,000	$6,967	$-	$11,967
Walter Raquet (2)	$5,000	$6,967	$-	$11,967

(1)	Represents the aggregate grant-date fair value of the awards computed in accordance the Financial Accounting Standards Board (FASB) Accounting Standards Codified Topic 718 (“FASB ASC Topic 718.)
(2)
Walter Raquet replaced Jeffrey Loch as President upon his termination on June 16, 2015 and assumed the role of principal financial officer upon the resignation of Greg Adams as our Chief Financial Officer and Chief Operating Officer on July 26, 2015.

 Analysis of Risk Inherent in Our Compensation Policies and Practices

During the fiscal year ended June 30, 2015, the Compensation Committee with the assistance of management conducted a risk assessment of all of our compensation policies and practices.  The Compensation Committee analyzed our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model.  Based upon such review, the Compensation Committee concluded that we have balanced pay for performance programs, and our compensation policies and procedures do not motivate imprudent risk taking and are not reasonably likely to have a material adverse effect on us.  This determination is based, in important part, on the fact that all of our compensation awards are capped at reasonable and sustainable levels, as determined by a review of our economic position and prospects, as well as the compensation offered within our peer group and by comparable companies.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or the Compensation Committee.  None of the persons who are members of our Compensation Committee have ever been employed by us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities that are registered pursuant to Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended June 30, 2015, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the outstanding shares of Common Stock as of October 15, 2015 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and director nominee, (iii) each of the Named Executive Officers in the Summary Compensation Table below and (iv) all directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class(2)
Executive Officers:
Jeffrey Loch	-	(3)	-
Greg D. Adams	5,489,583	(4)	1.8%
Walter Raquet	61,434,239	(7)	18.1%
Non-Employee Directors:
Humbert Powell	750,000	(5)	*
David Buicko	1,954,250	(6)	*
All directors and executive officers as a group (5 persons)	69,628,072	(8)	20.2%
5% Stockholders:
Paul Andrecola	111,719,248	(9)	37.5%
Francesco Galesi	81,594,434	(10)	23.5%
D&L Partners	29,037,963	(11)	9.1%

   * Less than 1%

(1)	Unless otherwise provided herein, the address of the persons named is c/o Green Earth Technologies, Inc., PO Box 4644 Greenwich CT 06831.
(2)
According to the rules and regulations of the SEC, shares that a person has a right to acquire within 60 days of October 15, 2015 are deemed to be beneficially owned by such person and are deemed to be outstanding only for the purpose of computing the percentage ownership of that person.  Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.  As of October 15, 2015, 298,088,154 shares of Common Stock were outstanding.

(3)	Mr. Loch ceased to be a director or executive officer of the Company in June 2015. As result all compensatory stock options issued to Mr. Loch has expired by its own terms in September 2015.
(4)	Includes 4,564,583 shares of Common Stock underlying immediately exercisable options.
(5)	Includes 750,000 shares of Common Stock underlying immediately exercisable options.
(6)	Includes 450,000 shares of Common Stock underlying immediately exercisable options.
(7)
Includes 32,823,077 shares issuable upon exercise of conversion rights with respect to $2,954,000 aggregate principal amount of our 6.0% convertible debentures due March 31, 2016, 8,274,706 shares issuable upon exercise of warrants having an exercise price of $0.14-$0.21 per share expiring various dates between December 31, 2016 and March 31, 2019 and 150,000 shares of Common Stock underlying immediately exercisable options.

(8)	Includes an aggregate of 14,189,289 shares of Common Stock underlying immediately exercisable options and warrants.
(9)	Mr. Andrecola’s business address is 106 Gaither Drive, Mt. Laurel, New Jersey 080504.
(10)
Includes 37,660,257 shares issuable upon exercise of conversion rights with respect to $3,775,000 aggregate principal amount of our 6.0% convertible debentures due March 31, 2016 and 11,011,030 shares issuable upon exercise of warrants having an exercise price of $0.14 -$0.21 per share expiring various dates between December 31, 2016 and March 31, 2019.

(11)
Includes 15,500,000 shares issuable upon exercise of conversion rights with respect to $1,865,000 aggregate principal amount of our 6.0% convertible debentures due March 31, 2016, 5,229,411 shares issuable upon exercise of warrants having an exercise price of $0.14-$.021 per share expiring various dates between December 31, 2016 and March 31, 2019.

As of October 15, 2015, we were not aware of any pledges of Common Stock which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Corporate Governance

The Board has adopted a resolution that, in the future, any transactions between us and another person or entity who is deemed to be an “affiliate” or a related party must be approved by a majority of our disinterested directors.

Transactions with Related Parties

In May 2014, we entered into an Intellectual Property Exclusive License and Distribution Agreement with Inventek and Dr. Paul N. Andrecola. In consideration for the exclusive licenses we issued 100,000,000 shares of our common stock to Inventek/ Dr. Andrecola to support our well service initiatives. Included in the agreement is an exclusive distribution and fully paid-up worldwide license to Inventek products and formulations related to applications in the oil and gas industry. In March 2014 we issued 5,200,000 shares of our common stock to Inventek in connection with their technology in support of our oil and gas well services product line. In February 2008, we entered into an agreement with Inventek under which Inventek granted us a royalty-free license and exclusivity rights to market, sell and distribute appearance products. Inventek is owned by Yasmin Andrecola, whose husband, Paul Andrecola, beneficially owns approximately 37.5% of our outstanding shares as of October 15, 2015.  Under the terms of the agreement, we and Inventek agreed to combine resources and work together to formulate and manufacture products to be sold under our brand names.  We purchased inventory from Inventek totaling $93,000 and $201,000 for the years ended June 30, 2015 and 2014, respectively.

 Between June 2007 and June 2015, we issued an aggregate of 11,262,050 shares of our Common Stock to Marketiquette. Marketiquette is owned and operated by Jeffrey Loch, our President, Chief Marketing Officer and a Director until June 2015, and Carol Loch, his wife.  At the direction of Marketiquette, all of the shares were issued to KeysKwest, LLC, which beneficially owned approximately 3.8% of our outstanding shares as of the October 15, 2015 and whose sole member is Mrs. Loch.  Mr. Loch did not receive any regular cash compensation from us for his services as an officer and/or Director of the Company.

In July 2007, we entered into a services agreement, as amended, with Marketiquette under which we pay Marketiquette a monthly retainer of $36,000 as well as commissions from 5%-10% based on net sales it generates. During the year ended June 30, 2014 the Company issued 1,485,000 restricted shares to Marketiquette for decreasing its monthly retainer and 1,250,000 shares to settle outstanding commissions. The commissions depend on the customer’s class of trade with a declining maximum scale based on volume.  Marketiquette uses the monthly retainer primarily for employees’ salaries, including two full-time and one part-time employee, and the commissions to pay sales representatives.  We paid Marketiquette a total of $270,000 and $432,000 for the years ended June 30, 2015 and 2014, respectively, in accordance with the agreement.

In September 2014, TTI and certain of its wholly-owned subsidiaries (collectively, “TTI”), Galesi Management Corporation (“Galesi”), Walter Raquet (“Raquet”) and FWD, LLC (“FWD”) and us entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD are affiliates of the company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of our common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under their 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,400,000 plus accrued interest held by TTI as well as $1,717,000 of accounts payable and accrued expenses due TTI and any other rights, title or interest against our assets.

In September 2014, FWD and us entered into a Loan Extension Agreement for the $3,400,000 6% Secured Note, plus accrued interest, and a $1,717,000 Promissory Note for past due accounts payable and accrued expenses. Under the Loan Extension Agreement and Promissory Note the maturity date of outstanding balances has been extended to April 1, 2016.

In December 2011, we entered into a ten-year limited exclusivity distribution agreement for G-branded products with E&B Green Solutions, L.P. (“E&B”) and a distribution agreement with Green Planet (“Green Planet”).  E&B and Green Planet are members of the Galesi Group, which is owned and controlled by Francesco Galesi. Mr. Galesi beneficially owns approximately 23.5% of our outstanding shares as of October 15, 2015..  In addition, David Buicko, our Chairman of the Board is the chief operating officer of Galesi Group’s real estate operations.  For the year ended June 30, 2015 and 2014, approximately 2% and 1% of the Company’s revenues, respectively, were generated from E&B and Green Planet.

Director Independence

The Board has determined that Messrs. Powell and Buicko, independent as that term is defined in the listing standards of the NASDAQ, although Mr. Buicko may not be deemed “independent” for audit committee purposes if the Company were to be listed on NASDAQ.  Generally a director is considered independent as long as he or she does not have a relationship with us or management that would interfere with the exercise of independent judgment in carrying out the director’s responsibilities.

In determining director independence, the Board considered the compensation paid to Messrs. Powell and Buicko for the year ended June 30, 2015, disclosed in “Director Compensation” below, and determined that such compensation was for services rendered to the Board and therefore did not impact their ability to continue to serve as independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

PRINCIPAL INDEPENDENT ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Friedman, our principal accounting firm, for the fiscal years ended June 30, 2015 and 2014, are as follows:

	2015	2014
Audit fees (1)	$82,500	$90,000
Audit-related fees	--	--
Total audit and audit-related fees	$82,500	$90,000
Tax fees	$12,500	$15,000
All other fees	--	--
Total fees	$95,000	$105,000
_________________________
(1)
Includes $30,000 and $47,000 of fees billed for services rendered in connection with their review of our quarterly reports on Form 10-Q, for the fiscal years ended June 30, 2015 and 2014, respectively.

_________________________

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before they are engaged to render these services.  The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management.  The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Earth Technologies, Inc.

Date: October 26, 2015	By:	/s/ WALTER RAQUET
Walter Raquet
Chief Executive Officer
(Principal Executive Officer )

EXHIBIT INDEX

Exhibit Numbers	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002