Form 10-Q
period 2015-09-30
GREEN EARTH TECHNOLOGIES, INC
filed 2015-11-13
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-53797

GREEN EARTH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0755102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 4644 Greenwich CT 06831
(Address of principal executive offices)

(203) 918-1894
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

As of November 16, 2015, the issuer had a total of 306,718,970 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$28	$34
Trade receivables, less allowance of $0 and $11	-	22
Deferred cost, related party	6,227	6,227
Prepaid expenses and other current assets	368	391
Total current assets	6,623	6,674
Property and equipment, net	2	3
Intangibles, net	4,849	5,064
Total Assets	$11,474	$11,741

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	446	486
Accrued expenses	1,462	1,509
Accrued expenses, related parties	749	663
Deferred revenue, related parties	6,000	6,000
Notes payable, related parties	5,605	5,605
Notes payable	1,232	1,232
Secured convertible debentures, net of debt discount	10,046	9,393
Derivative liability	1,032	3,951

Total Liabilities	26,572	28,839

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 500,000,000 shares authorized, 298,088,153 and 294,998,477 shares issued and outstanding, as of September 30, 2015 and June 30, 2015, respectively.	298	295
Additional paid-in capital	73,011	72,841
Accumulated deficit	(88,407)	(90,234)
Total stockholders' deficit	(15,098)	(17,098)
	$11,474	$11,741

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,
	2015	2014

Net sales	$-	$394

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	-	341
Selling, general and administrative expense	140	639
Stock-based compensation	5	61
Depreciation and amortization	215	329
	360	1,370

Loss from operations	(360)	(976)

Other income (expense):
Change in revaluation of derivatives	3,033	1,094
Interest expense, net	(846)	(1,213)

Income (loss) from operations before income taxes	1,827	(1,095)

Income tax	-	-

Net Income ( loss)	$1,827	$(1,095)

Basic and diluted net loss per common share	$0.01	$(0.00)

Basic and diluted weighted average common shares outstanding	298,054,000	292,676,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2015	294,998,477	$295	$72,841	$(90,234)	$(17,098)

Shares issued for interest	3,089,676	3	165	-	168
Stock-based compensation	-	-	5	-	5
Net income	-	-	-	1,827	1,827
Balance at September 30, 2015	298,088,153	$298	$73,011	$(88,407)	$(15,098)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,827	$(1,095)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	215	329
Amortization of debt discount and deferred financing costs	592	1,007
Increase in allowance for inventory	-	24
Interest paid in common stock	168	160
Change in fair value of derivative liability	(3,033)	(1,094)
Bad debt expense	(11)	9
Stock-based compensation expense	5	61
Amortization of prepaid expenses paid in stock	-	80
Changes in assets and liabilities:
Restricted cash	-	(152)
Accounts receivable	33	365
Inventories	-	5
Prepaid expenses and other current assets	24	15
Accounts payable	(41)	(65)
Accounts payable, related parties	-	20
Accrued expenses	(47)	(24)
Accrued expenses, related parties	87	(87)
Deferred revenue	-	77
Net cash used in operating activities	(181)	(365)

Cash flows from financing activities:
Proceeds from secured convertible debentures	175	350
Net cash provided by financing activities	175	350
Net decrease in cash	(6)	(15)
Cash and cash equivalent
Beginning of period	34	108
End of period	$28	$93

Supplemental information
Interest payments	$-	$-
Income taxes paid	$1	$3

Non-cash investing and financing activities

Issuance of common stock for purchased technology	$-	$700
Forgiveness of debt, related parties	$-	$430

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the fiscal year ended June 30, 2015 included in the Company’s Annual Report on Form 10K filed in October 2015 (the “2015 Annual Report”).

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of September 30, 2015, the Company had an accumulated deficit of $88,407, with total stockholders’ deficit of $15,098.  The Company had a working capital deficit of $19,949 at September 30, 2015 and is currently in default of the 3.25% Secured Note,  Promissory Note and the 6% Secured Notes issued to related parties disclosed in notes 5 and 6. These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand. The Promissory note matures on February 2016 but since the February 2015 payment was not made it is in default.

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

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P. The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of September 30, 2015 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of September 30, 2015, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sales of oil field services products are expected to be greater than the current value of the Deferred Cost.

3.	INTANGIBLE ASSETS

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Natural Gas Well Services

In August 2014, the Company enter into a Strategic Relationship Agreement with Greentek Fluid Innovations LLC (“GFI”).  In consideration for this agreement and for intellectual property purchased in support of the Company’s natural gas well services product line the Company issued 10,000,000 shares of Common Stock, with an aggregate fair market value of $700 to GFI. The agreement has an initial term through June 30, 2019 after which it continues annually until either party gives the other 60-days prior written notice of its intent to terminate the agreement. This transaction is accounted for as a purchase business transaction. The Company is utilizing an expected life for the intangible assets of seven years. The Company completed a valuation of the license, distribution rights and intellectual property related to the GFI Management Strategic Relationship Agreement. The company utilized financial projections based on current opportunities and relationships with existing customers and distributors. Based on the analysis of future discounted cash flows it was determined that the carrying amount of the intangible assets is recoverable at September 30, 2015.

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

Impairment

When indicators of impairment exist the Company assesses the recoverability of its long lived assets.  During Fiscal year 2015, the Company recorded impairment losses of $1,909 and $560 associated with its oil field services and cleaning products intellectual property.

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Intangible assets consist of the following:

	September 30, 2015	June 30, 2015	Estimated Useful Lives
Purchased technology and exclusivity rights
Oil field services	$7,572	$7,572	7
Natural gas well services	700	700	7
Cleaning products	2,550	2,550	7
	10,822	10,822
Less: accumulated amortization	3,504	3,289
Less: Fiscal 2015 impairment	2,469	2,469
	$4,849	$5,064

Expected amortization of intangible assets is as follows:

2016	$643
2017	859
2018	859
2019	859
2020	859
Thereafter	770
$4,849

Amortization expense included in depreciation and amortization totaled $215 and $325 for the three months ended September 30, 2015 and 2014, respectively.

4.	ACCRUED EXPENSES

Accrued liabilities consist of the following:

	September 30, 2015	June 30, 2015
Accrued payroll and taxes	$504	$566
Accrued interest	284	282
Accrued sponsorship fees	325	325
Accrued advertising	161	161
Accrued board of director fees	170	155
Other	18	20
	$1,462	$1,509

Accrued liabilities, related party consist of the following:

	September 30, 2015	June 30, 2015
Accrued interest	$460	$377
Accrued other	289	286
	$749	$663

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

5.	NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2015	June 30, 2015
Promissory Note	$1,172	$1,172
3.25 % Secured note	60	60
	$1,232	$1,232

Promissory Note

In October 2013 the Company entered into an agreement with its primary supplier of lubricants, Olympic Oil, owned by Delta Petroleum Company (“Delta”). Pursuant to the agreement, the Company executed and delivered a $1,211 promissory note to Delta, reflecting amounts due and owing by the Company to Delta.  At September 30, 2015 and June 30, 2015 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Intercreditor, Forbearance, Security and Account Control Agreements with Delta (the “Intercreditor Agreement”). The Intercreditor Agreement provides that Delta will continue to manufacturing and deliver the Company’s lubricant products to its customers. The receivables generated from these sales will be used as collateral and customer payments will be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales will be applied to the promissory note. If by February 26, 2015 the balance of the promissory note is greater than $606 then the Company will have to pay Delta the difference between the outstanding balances of the note less $606. The full repayment of the promissory note is due in February 2016. The Company did not make the required installment of $566 in February 2015. The promissory note has not been extended and currently is in default and payable upon demand.  The Company believes it has claims and offsets against the balance of this note which may reduce the outstanding balance.

3.25% Secured note

At September 30, 2015 and June 30, 2015, the balance of the 3.25% secured note payable is $60.  As of September 30, 2015 and June 30, 2015, accrued interest was $241, respectively.  The note matured on September 30, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

6.	NOTE PAYABLE, RELATED PARTY

Notes payable, related party, consist of the following:

	September 30, 2015	June 30, 2015
6 % Secured Note	$3,888	$3,888
3.25% Promissory Note	1,717	1,717
	$5,605	$5,605

In September 2014, Techtronic Industries Inc. and certain of its wholly-owned subsidiaries (collectively, “TTI”), entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Galesi group of companies, Walter Raquet and FWD, LLC (collectively, “FWD”) and the Company. Under the Settlement Agreement TTI in effect sold to FWD for cash consideration their shares of the Company’s common stock, rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,400 plus accrued interest of $488. In addition $1,717 due to TTI for accounts payable and accrued expenses and any other rights, title or interest against company assets were assigned to FWD.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

In April 2015, FWD and the Company entered into a Second Amendment to the Loan Extension Agreement for the 6% Secured Note and Promissory Note. Under the Loan Extension Agreement the promissory note will bear interest at a rate of three and a quarter (3.25%) percent.  The maturity date of the outstanding notes balances were extended to April 1, 2016.  As of September 30, 2015 and June 30, 2015, accrued interest was $330 and $80, respectively

7.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 8) are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.02 to $0.12 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Debentures	$699	$-	$-	$699

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Balance at beginning of period	$2,989	$3,701
Additions to derivative instruments	88	812
Change in fair market value of the derivative liability	(2,378)	(1,524)
Balance at end of period	$699	$2,989

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

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The following are the key assumptions used in connection with this computation:

	September 30, 2015	June 30, 2015
Number of shares	132,400,000	118,842,000
Fair market value of stock	$0.02	$0.05
Conversion Price	$0.02-$0.12	$0.06-$0.13
Volatility	216%	194%
Risk-free interest rate	0.27%	0.22%
Expected dividend yield	0%	0%
Life of Debentures (years)	.50	.75

Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 32,544,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.11-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 8,552,000, 1,010,000, 875,000, 2,413,000 and 1,312,000 shares of Common Stock are exercisable at any time on or before March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019 and September 30, 2019, respectively. The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$333	$-	$-	$333

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2015 and June 2015:

	September 30, 2015	June 30, 2015
Balance at beginning of period	$962	$1,435
Additions to derivative instruments	26	133
Change in fair market value	(655)	(606)
Balance at end of period	$333	$962

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.

The Company computed the value of the warrants using the Black-Scholes model.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The following are the key assumptions used in connection with this computation:

	September 30, 2015	June 30, 2015
Number of shares underlying the Warrants	32,544,000	31,231,000
Fair market value of stock	$0.02	$0.05
Exercise Price	$0.11-$0.21	$0.14-$0.21
Volatility	158%-196%	151%-180%
Risk-free interest rate	0.49%-1.32%	0.49%-1.15%
Expected dividend yield	0%	0%
Warrant life (years)	1.25-4	1.5-3.75

8.	SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

Secured convertible debentures, net of debt discount, consist of the following:

	September 30, 2015	June 30, 2015
Convertible Debentures	$11,344	$11,169
Debt discount	(1,298)	(1,776)
	$10,046	$9,393

Debt discount of $10,914 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

In December 2014, pursuant to an amendment, the holders of the Debentures in the aggregate principal of $7.5 million due March 31, 2015, agreed to extend the maturity date of the Debentures to March 31, 2016.  The aggregate principal payments of $11,344 for the secured convertible debentures are due on March 31, 2016.

In October 2014 the Company filed a registration statement for the Debentures issued prior to October 1, 2014. The registration statement became effective in December 2014. All the Debentures after December 2014 are subject to a registration rights agreement and the Company has until December 31, 2015 to file.  If the Company does not file by this date, it may be subject to default penalties

9.	STOCKHOLDERS DEFICIT

Shares issued for interest

In July 2015, the Company issued 3,089,676 shares of Common Stock to pay the accrued interest from April 1, 2015 to June 30, 2015 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $168.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

10.           RELATED PARTY TRANSACTIONS

Inventek

The Company purchased inventory from Inventek totaling $0 and $20 for the three months September 30, 2015 and 2014, respectively.  As of September 30, 2015 and June 30, 2015, a credit of $362 and $423, respectively, was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of September 30, 2015, the owner of Inventek beneficially owned approximately 37.5% of the Company’s issued and outstanding shares of Common Stock.

FWD, LLC (“FWD”)

In September 2014, TTI and the Galesi group of companies, Walter Raquet, the Company’s interim chief executive officer and FWD, LLC (collectively, “FWD”) and the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD LLC are affiliates of the Company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of the Company’s common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,888 which includes $3,400 plus accrued interest of $488 held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against company assets (see note 7). In addition, as part of the settlement, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements. As of September 30, 2015 the amounts due to FWD for accrued interest was $330.

Galesi

For the three months ended September 30, 2015 and 2014, approximately 0% and 3% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  As of September 30, 2015 and June 30, 2015, there are no the amounts due from these entities, respectively.  As of September 30, 2015 and June 30, 2015, amounts due to Galesi included $3,769 and $3,612 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $3,775 on the Debentures is due March 31, 2016.  As of September 30, 2015, Galesi beneficially owned approximately 24.0% of the Company’s issued and outstanding shares of Common Stock.

In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations (See Note 3).

Walter Raquet (“Raquet”)

Walter Raquet is a Director, a member of the audit committee and interim chief executive officer.  As of September 30, 2015 and June 30, 2015, the amounts due to Mr. Raquet included $2,627 and $2,449 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $2,929 on the Debentures is due March 31, 2016.  As of September 30, 2015, Mr. Raquet beneficially owned approximately 18.0% of the Company’s issued and outstanding shares of Common Stock.

D&L Partners

Doug Von Allmen is the managing member of the D&L Partners.  As of September 30, 2015 and June 2015, the amounts due to D&L Partners included $1,597and $1,508 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $1,805 on the Debentures is due March 31, 2016.  As of September 30, 2015, Mr. Von Allmen beneficially owned approximately 9.4% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

11.	CONCENTRATIONS OF RISK

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable

The following customers represent the majority of the Company’s sales for the three months ended:

	September 30, 2015	September 30, 2014
Sales
TTI	-	69%

	September 30, 2015	June 30, 2015
Accounts Receivable
Tractor Supply Company	-	63%
Canadian Tire Corporation	-	28%

Inventory and Accounts Payable

The Company purchases its performance products from Delta Petroleum Company (“Delta”), its cleaning and well service products from Inventek and its power washer equipment products from TTI.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	September 30, 2015	September 30, 2014
Inventory Purchased
Inventek	$-	$20
Delta	-	288

	September 30, 2015	June 30, 2015
Accounts Payable
Delta	1,172	1,172

Delta accounts payable is in the form of a promissory note of $1,172 (see note 5).

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

Three Months Ended September 30, 2015 and 2014

Our activities for the three months September 30, 2015 and 2014 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:

	Three Months Ended September 30,
	2015	2014

Net sales	$-	$394
Loss from operations	(360)	(976)
Change in revaluation of derivatives	3,033	1,094
Interest expense, net	(846)	(1,213)
Net Income (loss)	$1,827	$(1,095)

Net Sales

Net sales for the three months ended September 30, 2015 were $0.  Net sales for the three months ended September 30, 2014 were $394, primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.  There were no sales for the three months ended September 30, 2015, due to the loss of the Company’s distribution channels.  The Company is reevaluating its strategy of getting its products to customers.

For the three months ended September 30, 2014, approximately 69% of our sales were from TTI (The Home Depot).

Net sales are comprised as follows:

	Three Months Ended September 30,
	2015	2014
Performance products (oils)	$-	$298
Cleaning products	$-	$96
Total	$-	$394

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) primarily consists of the cost of obtaining bio solvents, plant oils, additives, packaging components and fees paid to our affiliates for the costs of bottling and blending our products.  Cost of sales (exclusive of depreciation and amortization) for the three months ended September 30, 2015 and 2014 were $0, and $341, respectively.  The decrease in cost of sales from 2015 to 2014 is primarily due to no sales in 2015.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended September 30,
	2015	2014
Salaries	$25	$80
Selling, marketing, public relations and related	3	196
Development, product release and testing	41	68
Management and operating fees	-	99
Legal and professional	32	81
Occupancy, communications and all other, net	39	115
Total selling, general and administrative expenses	$140	$639

The decrease in selling, general and administrative is primarily due to our overall efforts to reduce expenses.

Stock-based compensation

Stock-based compensation expense for the three months ended September 30, 2015 and 2014 was approximately $5 and $61, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $215 and $329 for the three months ended September 30, 2015 and 2014, respectively.  Depreciation charges totaled $0 and $3 for the three months ended September 30, 2015 and 2014, respectively, and amortization expense for intangible assets totaled $215 and $326 for the three months ended September 30, 2015 and 2014, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $3,033 and $1,094 for three months ended September 30, 2015 and 2014, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Interest expense, net

Net interest expense for the three months ended September 30, 2015 and 2014 was approximately $846 and $1,213, respectively.  Interest expense consists of $592 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $173 in connection with the accrued interest on the outstanding secured convertible debentures, $80 for accrued interest on notes payable to related parties and $1 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Liquidity and Capital Resources

At September 30, 2015 and June 30, 2015, we had $28 and $34 in cash and an accumulated deficit of $88,407 and $90,234, respectively.  At September 30, 2015 and June 30, 2015, we had a working capital deficit of $19,949 and $22,165, respectively.

Net cash used in operating activities was $180 and $365 for the three months ended September 30, 2014 and 2013, respectively. The decrease from 2014 to 2015 was primarily due to the decrease in overall expenses.

Net cash provided by financing activities was $175 and $350 for the three months ended September 30, 2015 and 2014, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of secured convertible debentures in the amount of $175 in 2015 compared to proceeds from a related party note payable of $350 in 2014.  The net proceeds from our financing activities were used to support general and administrative expenses, purchases from suppliers and selling costs.

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

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013), in fiscal 2014, we realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) in fiscal 2015, we realized gross proceeds of $1,315 ($350 in September 2014, $300 in December 2014, $520 in March 2015 and $145 in June 2015) and in fiscal 2016, we realized $175 from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 32,544,000 shares of Common Stock on or before December 31, 2019.  The fiscal 2015 debentures have a conversion price of $0.06 per share.  The fiscal 2016 debentures have a conversion price of $0.02 per share.

Due to the weighted average anti-dilution provision the conversion price of $7,500 of debentures was reduced from $0.17 to $0.12 per share.   In addition the attached warrants exercise price was reduced from $0.21 to $0.14 per share.  We may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of September 30, 2015, we had an accumulated deficit of $88,407 with total stockholders’ deficit of $15,098.  We had a working capital deficit of $19,949 at September 30, 2015 and are currently in default of the 3.25% Secured Note, the Promissory Note and the 6% Secured Notes issued to related party disclosed in notes 5 and 6.  These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand.

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

Significant contractual obligations as of September 30, 2015 are as follows:

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

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the three months ended September 30, 2015, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at September 30, 2015 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (All dollar amounts are in thousands)

In July 2015, we issued 3,089,676 shares of our common stock, with an aggregate fair market value of $168, to pay the accrued interest on the outstanding Debentures.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: November 16, 2015	By:	/s/ Walter Raquet
Walter Raquet
Chief Executive Officer
(Principal Executive Officer)