Form 10-Q
period 2015-12-31
GREEN EARTH TECHNOLOGIES, INC
filed 2016-02-16
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑

As of February 13, 2016, the issuer had a total of 321,284,220 shares of common stock, $0.001 par value, outstanding.

i

PART I.                      FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)
	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$103	$34
Trade receivables, less allowance of $0 and $11	-	22
Deferred cost, related party	6,227	6,227
Prepaid expenses and other current assets	432	391
Total current assets	6,762	6,674
Property and equipment, net	2	3
Intangibles, net	4,635	5,064
Total Assets	$11,399	$11,741

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	475	486
Accrued expenses	1,428	1,509
Accrued expenses, related parties	803	663
Deferred revenue, related party	6,000	6,000
Notes payable, related parties	5,605	5,605
Notes payable	1,232	1,232
Secured convertible debentures, net of debt discount	10,695	9,393
Derivative liability	1,086	3,951
Total current liabilities	27,324	28,839
Total Liabilities	27,324	28,839

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 306,718,970 and 294,998,477 shares issued and outstanding, as of December 31, 2015 and June 30, 2015, respectively.	307	295
Additional paid-in capital	73,176	72,841
Accumulated deficit	(89,408)	(90,234)
Total stockholders' deficit	(15,925)	(17,098)
	$11,399	$11,741
See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net sales	$1,002	$176	$1,002	$570

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	810	154	810	495
Selling, general and administrative expenses	146	668	285	1,308
Stock-based compensation	2	61	6	122
Depreciation and amortization	215	345	431	674
	1,173	1,228	1,532	2,599

Loss from operations	(171)	(1,052)	(530)	(2,029)
Other income (expense):
Change in revaluation of derivatives	95	1,727	3,128	2,821
Loss on issuance of convertible debt	(49)	-	(49)	-
Interest expense, net	(877)	(1,299)	(1,723)	(2,511)

Income (loss) before income taxes	(1,002)	(624)	826	(1,719)

Income tax	-	-	-	-

Net Income (loss)	$(1,002)	$(624)	$826	$(1,719)

Basic and diluted net income (loss) per common share	$(0.00)	$0.00	$0.00	$(0.01)
Weighted average common shares outstanding (basic)	306,625,000	300,850,000	302,340,000	296,763,000

See notes to condensed consolidated financial statements

GREEN EARTH TECHNOLOGIES, INC CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited) (in thousand’s except share data)
	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2015	294,998,477	$295	$72,841	$(90,234)	$(17,098)

Shares issued for interest	11,720,493	12	329	-	341
Stock-based compensation	-	-	6	-	6
Net income	-	-	-	826	826
Balance at December 31, 2015	306,718,970	$307	$73,176	$(89,408)	$(15,925)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$826	$(1,719)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	431	674
Amortization of debt discount and deferred financing costs	1,241	2,071
Loss on issuance of convertible debt	49	-
Increase in allowance for inventory	-	58
Interest paid in common stock	341	303
Change in fair value of derivative liability	(3,128)	(2,821)
Bad debt expense	(11)	9
Stock-based compensation expense	6	122
Amortization of prepaid expenses paid in stock	-	160
Changes in assets and liabilities:
Restricted cash	-	68
Accounts receivable	33	424
Inventories	-	20
Prepaid expenses and other current assets	(41)	-
Accounts payable	(11)	(315)
Accounts payable, related parties	-	15
Accrued expenses	(82)	3
Accrued expenses, related parties	140	122
Deferred revenue	-	77
Net cash used in operating activities	(206)	(729)

Cash flows from financing activities
Proceeds from issuance of secured convertible debentures	275	650

Net cash provided by financing activities	275	650

Net(decrease) increase in cash	69	(79)
Cash and cash equivalent
Beginning of period	34	108
End of period	$103	$29

Supplemental information
Interest payments	$-	$-
Income taxes paid	$3	$2

Non-cash investing and financing activities
Issuance of common stock to settle trade payable	$-	$21
Issuance of common stock for purchased technology	$-	$700
Forgiveness of debt, related parties	$-	$430

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

Significant Accounting Policies

Revenue Recognition

We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is determinable, and collection is reasonably assured.  We derive revenue primarily from sales of well services products and cleaning products.  We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form.  The sales commitments and related sales orders provide quantities, pricing and conditions of sales.  In this regard, we engage in two basic types of revenue generating transactions:

·
As a merchant . Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the well service or cleaning products in which shipments are directed from our suppliers direct to our customers but for which we accept the risk of loss in the transactions.

·
As an agent . Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and we receive a predetermined service fee under these transactions.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The following table shows our net sales generated as a merchant and as an agent for the six months presented (in thousands):

	Six Months Ended December 31,
	2015	2014
Merchant	$900	$570
Agent	$102	$-
Total	$1,002	$570

Revenue from sales of third-party products is recorded net of costs when we are acting as an agent between a customer and a supplier and gross when we are a principal to the transaction. Several factors are considered to determine whether we are acting as an agent or principal, most notably whether we are the primary obligor to the customer, whether we have inventory risk and related risk of loss.

When we act as an agent, we record revenues on a net basis, or our predetermined stated percentage of the amount billed to a customer and any associated freight. We record revenues based upon the gross amounts billed to our customers in transactions where we act as a merchant and obtain title to the products and therefore own the product and any related unmitigated inventory risk, regardless of whether we actually obtain physical control of the product.

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of December 31, 2015, the Company had an accumulated deficit of $89,408, with total stockholders’ deficit of $15,925.  The Company had a working capital deficit of $20,562 at December 31, 2015 and is currently in default of the 3.25% Secured Note and Promissory Note disclosed in note 5.  These note matured on December 31, 2013 and has not been extended and is payable upon demand. The Promissory note matures in February 2016 and has not been extended and is payable upon demand.

The Company has undertaken, and will continue to implement, various measures to address its financial condition, including:

•	Continue discussions with existing and potential new investors regarding an investment in the Company.
•	Seek debt, equity and other forms of financing, including funding through strategic partnerships.
•	Attempt to increase revenues in order to reduce or eliminate the Company’s operating losses and enable it to meet its financial obligations.
•	Reduce expenses to conserve cash.
•	Defer certain marketing activities.
•	Investigate and pursue transactions with third parties, including strategic transactions and relationships.

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

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of well service products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P. The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of December 31, 2015 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of December 31, 2015, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sales of oil field services products are expected to be greater than the current value of the Deferred Cost.

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

Natural Gas Well Services
In August 2014, the Company enter into a Strategic Relationship Agreement with Greentek Fluid Innovations LLC (“GFI”).  In consideration for this agreement and for intellectual property purchased in support of the Company’s natural gas well services product line the Company issued 10,000,000 shares of Common Stock, with an aggregate fair market value of $700 to GFI. The agreement has an initial term through June 30, 2019 after which it continues annually until either party gives the other 60-days prior written notice of its intent to terminate the agreement. This transaction is accounted for as a purchase business transaction. The Company is utilizing an expected life for the intangible assets of seven years. The Company completed a valuation of the license, distribution rights and intellectual property related to the GFI Management Strategic Relationship Agreement. The company utilized financial projections based on current opportunities and relationships with existing customers and distributors. Based on the analysis of future discounted cash flows it was determined that the carrying amount of the intangible assets is recoverable at December 31, 2015.

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

Impairment

When indicators of impairment exist the Company assesses the recoverability of its long lived assets.  During Fiscal 2015, the Company recorded impairment losses of $1,909 and $560 associated with its oil field services and cleaning products intellectual property, respectively.

Intangible assets consist of the following:
	December 31, 2015	June 30, 2015	Estimated Useful Lives
Purchased technology and exclusivity rights
Oil field services	$7,572	$7,572	7
Natural gas well services	700	700	7
Cleaning products	2,550	2,550	7
	10,822	10,822
Less: accumulated amortization	3,718	3,289
Less: Fiscal 2015 impairment	2,469	2,469
	$4,635	$5,064

Expected amortization of intangible assets is as follows:

2016	$429
2017	859
2018	859
2019	859
2020	859
Thereafter	770
$4,635

Amortization expense included in depreciation and amortization totaled $429 and $668 for the six months ended December 31, 2015 and 2014, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2015	June 30, 2015
Accrued payroll and taxes	$469	$566
Accrued sponsorship fees	325	325
Accrued interest	287	282
Accrued advertising	161	161
Accrued board of director fees	170	155
Other	16	20
	$1,428	$1,509

Accrued expenses, related parties consist of the following:

	December 31, 2015	June 30, 2015
Accrued interest	$512	$377
Accrued other	291	286
	$803	$663

5.	NOTES PAYABLE

Notes payable consist of the following:
	December 31, 2015	June 30, 2015
Promissory Note	$1,172	$1,172
3.25 % Secured note	60	60
	$1,232	$1,232

Promissory Note
In October 2013 the Company entered into an agreement with its primary supplier of lubricants, Olympic Oil, owned by Delta Petroleum Company (“Delta”). Pursuant to the agreement, the Company executed and delivered a $1,211 promissory note to Delta, reflecting amounts due and owing by the Company to Delta.  At December 31, 2015 and June 30, 2015 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Intercreditor, Forbearance, Security and Account Control Agreements with Delta (the “Intercreditor Agreement”). The Intercreditor Agreement provides that Delta will continue to manufacturing and deliver the Company’s lubricant products to its customers. The receivables generated from these sales will be used as collateral and customer payments will be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales will be applied to the promissory note. If by February 26, 2015 the balance of the promissory note is greater than $606 then the Company will have to pay Delta the difference between the outstanding balances of the note less $606. The full repayment of the promissory note is due in February 2016. The Company did not make the required installment of $566 in February 2015. The promissory note has not been extended and currently is in default and payable upon demand.  The Company believes it has claims and offsets against the balance of this note which may reduce the outstanding balance.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

3.25% Secured note
At December 31, 2015 and June 30, 2015, the balance of the 3.25% secured note payable is $60.  As of December 31, 2015 and June 30, 2015, accrued interest was $243 and $241, respectively.  The note matured on December 31, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

6.	NOTE PAYABLE, RELATED PARTY

Notes payable, related party, consist of the following:
	December 31, 2015	June 30, 2015
6 % Secured Note	$3,888	$3,888
3.25% Promissory Note	1,717	1,717
	$5,605	$5,605

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

In April 2015, FWD and the Company entered into a Second Amendment to the Loan Extension Agreement for the 6% Secured Note and Promissory Note. Under the Loan Extension Agreement the promissory note will bear interest at a rate of three and a quarter (3.25%) percent.  The maturity date of the outstanding notes balances were extended to April 1, 2016.  As of December 31, 2015 and June 30, 2015, accrued interest was $382 and $250, respectively

7.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 8) are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.01 to $0.12 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Debentures	$717	$-	$-	$717

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Balance at beginning of period	$2,989	$3,701
Additions to derivative instruments	221	812
Change in fair market value of the derivative liability	(2,493)	(1,524)
Balance at end of period	$717	$2,989

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2015	June 30, 2015
Number of shares	140,733,000	118,842,000
Fair market value of stock	$0.02	$0.05
Conversion Price	$0.01-$0.12	$0.06-$0.13
Volatility	281%	194%
Risk-free interest rate	0.27%	0.22%
Expected dividend yield	0%	0%
Life of Debentures (years)	.25	.75

Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 33,794,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.11-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 8,552,000, 1,010,000, 875,000, 2,413,000 and 2,563,000 shares of Common Stock are exercisable at any time on or before March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019 and September 30, 2019, respectively. The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$369	$-	$-	$369

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended December 31, 2015 and June 2015:

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

	December 31, 2015	June 30, 2015
Balance at beginning of period	$962	$1,435
Additions to derivative instruments	42	133
Change in fair market value	(635)	(606)
Balance at end of period	$369	$962

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.
The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	December 31, 2015	June 30, 2015
Number of shares underlying the Warrants	33,794,000	31,231,000
Fair market value of stock	$0.02	$0.05
Exercise Price	$0.11-$0.21	$0.14-$0.21
Volatility	162%-196%	151%-180%
Risk-free interest rate	0.49%-1.32%	0.49%-1.15%
Expected dividend yield	0%	0%
Warrant life (years)	1.00-3.75	1.5-3.75

8.	SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

Secured convertible debentures, net of debt discount, consist of the following:

	December 31, 2015	June 30, 2015
Convertible Debentures	$11,444	$11,169
Debt discount	(749)	(1,776)
	$10,695	$9,393

During the six months ending December 31, 2015 the Company received $175, $50 and $50 from the issuance of $0.02, $0.015 and $0.01 6% convertible debentures due on March 31, 2016, respectively.

Debt discount of $11,014 is being amortized over the life of the Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

In December 2014, pursuant to an amendment, the holders of the Debentures in the aggregate principal of $7.5 million due March 31, 2015, agreed to extend the maturity date of the Debentures to March 31, 2016.  The aggregate principal payments of $11,444 for the secured convertible debentures are due on March 31, 2016.

In October 2014 the Company filed a registration statement for the Debentures issued prior to October 1, 2014. The registration statement became effective in December 2014. All the Debentures after December 2014 are subject to a registration rights agreement and the Company has until December 31, 2015 to file.  The Company has not filed the registration statement and is subject to default penalties.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

9.            STOCKHOLDERS DEFICIT

Shares issued for interest
For the six months ended December 31, 2015, the Company issued 11,720,493 shares of Common Stock to pay the accrued interest from April 1, 2015 to September 30, 2015 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $341.

10.           RELATED PARTY TRANSACTIONS

Inventek
For the three months and six months ended December 31, 2015 the Company recorded $102 in net sales on cleaning products that were sold by Inventek. Under the Inventek Intellectual Property Exclusive License and Distribution Agreement the Company recognizes sales made by Inventek as an agent and records revenues on a net basis based on a predetermined percentage of the amount billed to the customer.  The Company purchased inventory from Inventek totaling $810 and $36 for the three months December 31, 2015 and 2014, respectively, and $810 and $55 for the six months ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and June 30, 2015, a credit of $427 and $385, respectively, was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of December 31, 2015, the owner of Inventek beneficially owned approximately 36.4% of the Company’s issued and outstanding shares of Common Stock.

FWD, LLC (“FWD”)
In September 2014, TTI and the Galesi group of companies, Walter Raquet, the Company’s interim chief executive officer and FWD, LLC (collectively, “FWD”) and the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD LLC are affiliates of the Company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of the Company’s common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,888 which includes $3,400 plus accrued interest of $488 held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against company assets (see note 7). In addition, as part of the settlement, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements. As of December 31, 2015 the amounts due to FWD for accrued interest was $410.

Galesi
For the three months ended December 31, 2015 and 2014, approximately 0% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  For the six months ended December 31, 2015 and 2014, approximately 0% and 2% of the Company’s revenues, respectively, were earned from Galesi.  As of December 31, 2015 and June 30, 2015, there are no the amounts due from these entities, respectively.  As of December 31, 2015 and June 30, 2015, amounts due to Galesi included $3,924 and $3,612 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $3,800 on the Debentures is due March 31, 2016.  As of December 31, 2015, Galesi beneficially owned approximately 24.8% of the Company’s issued and outstanding shares of Common Stock.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except share and per share data)

In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated statement of operations (See Note 2).

Walter Raquet (“Raquet”)
Walter Raquet is a Director, a member of the audit committee and interim chief executive officer.  As of December 31, 2015 and June 30, 2015, the amounts due to Mr. Raquet included $2,816 and $2,449 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $2,954 on the Debentures is due March 31, 2016.  As of December 31, 2015, Mr. Raquet beneficially owned approximately 19.7% of the Company’s issued and outstanding shares of Common Stock.

D&L Partners
Doug Von Allmen is the managing member of the D&L Partners.  As of December 31, 2015 and June 2015, the amounts due to D&L Partners included $1,633 and $1,508 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $1,805 on the Debentures is due March 31, 2016.  As of December 31, 2015, Mr. Von Allmen beneficially owned approximately 9.6% of the Company’s issued and outstanding shares of Common Stock.

11.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable
The following customers represent the majority of the Company’s sales for the three months ended:

	December 31, 2015	December 31, 2014
Sales
Suplitrol Continental Corporation	90%	-
TTI	-	69%
	December 31, 2015	June 30, 2015
Accounts Receivable
Tractor Supply Company	-	63%
Canadian Tire Corporation	-	28%

Inventory and Accounts Payable
The Company purchases its performance products from Delta Petroleum Company (“Delta”) and its cleaning and well service products from Inventek.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows:

	December 31, 2015	December 31, 2014
Inventory Purchased
Inventek	$810	$20
Delta	-	288

	December 31, 2015	June 30, 2015
Accounts Payable
Delta	1,172	1,172

Delta accounts payable is in the form of a promissory note of $1,172 (see note 5).

12.	SUBSEQUENT EVENTS

In January 2016, the Company issued 14,565,250 shares of Common Stock to pay the accrued interest from October 1, 2015 to December 31, 2015 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $175.

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

As of July 2015, we eliminated personnel to preserve capital and are relying on the Board of Directors and contacts to help run the company on a day to day basis.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Three Months Ended December 31, 2015 and 2014

Our activities for the three months December 31, 2015 and 2014 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:
	Three Months Ended December 31,
	2015	2014

Net sales	$1,002	$176
Loss from operations	(171)	(1,052)
Change in revaluation of derivatives	95	1,727
Loss on issuance of convertible debt	(49)	-
Interest expense, net	(877)	(1,299)
Net Income (loss)	$(1,002)	$(624)

Net Sales

Net sales for the three months ended December 31, 2015 and 2014 were $1,002 and $176, respectively. The increase was primarily attributed to oil field service sales of $900 made to Suplitrol Continental Corporation and cleaning product sales of $102 made by Inventek, which we recognized as an agent and recorded revenues on a net basis based on a predetermined percentage of the amount billed to the customer. Net sales in 2014 were primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.

For the three months ended December 31, 2015, 90% of our sales were from one customer, Suplitrol Continental Corporation.  For the three months ended December 31, 2014, approximately 70% of our sales were from two customers, TTI (The Home Depot) and Gold Edge Supply Inc.

Net sales are comprised as follows:

	Three Months Ended December 31,
	2015	2014
Performance products (oils)	$-	$128
Oil field services	$900	$-
Cleaning products	$102	$48
Total	$1,002	$176

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) for the three months ended December 31, 2015 and 2014 were $810, and $154, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended December 31,
	2015	2014
Salaries	$-	$84
Selling, marketing, public relations and related	-	190
Development, product release and testing	38	69
Management and operating fees	-	93
Legal and professional	60	69
Occupancy, communications and all other, net	48	163
Total selling, general and administrative expenses	$146	$668

The decrease in selling, general and administrative is primarily due to our overall efforts to reduce expenses.

Stock-based compensation

Stock-based compensation expense for the three months ended December 31, 2015 and 2014 was approximately $2 and $61, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $215 and $345 for the three months ended December 31, 2015 and 2014, respectively.  Depreciation charges totaled $1 and $3 for the three months ended December 31, 2015 and 2014, respectively, and amortization expense for intangible assets totaled $214 and $342 for the three months ended December 31, 2015 and 2014, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $95 and $1,727 for three months ended December 31, 2015 and 2014, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $49 and $0 for the three months ended December 31, 2015 and 2014, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants

Interest expense, net

Net interest expense for the three months ended December 31, 2015 and 2014 was approximately $877 and $1,299, respectively.  Interest expense consists of $649 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $175 in connection with the accrued interest on the outstanding secured convertible debentures, $52 for accrued interest on notes payable to related parties and $1 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Six Months Ended December 31, 2015 and 2014

Our activities for the six months December 31, 2015 and 2014 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:
	Six Months Ended December 31,
	2015	2014

Net sales	$1,002	$570
Loss from operations	(530)	(2,029)
Change in revaluation of derivatives	3,128	2,821
Loss on issuance of convertible debt	(49)	-
Interest expense, net	(1,723)	(2,511)
Net Income (loss)	$826	$(1,719)

Net Sales

Net sales for the six months ended December 31, 2015 and 2014 were $1,002 and $870, respectively. The increase was primarily attributed to oil field service sales of $900 made to Suplitrol Continental Corporation and cleaning product sales of $102 made by Inventek, which we recognized as an agent and recorded revenues on a net basis based on a predetermined percentage of the amount billed to the customer. Net sales in 2014 were primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.

For the three months ended December 31, 2015, 90% of our sales were from one customer, Suplitrol Continental Corporation. For the six months ended December 31, 2014, approximately 65% of our sales were from one customer, TTI (The Home Depot).

Net sales are comprised as follows:
	Six Months Ended December 31,
	2015	2014
Performance products (oils)	$-	$426
Oil field services	$900	-
Cleaning products	$102	$144
Total	$1,002	$570

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) for the six months ended December 31, 2015 and 2014 were $810, and $495, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Six Months Ended December 31,
	2015	2014
Salaries	$25	$165
Selling, marketing, public relations and related	3	387
Development, product release and testing	78	137
Management and operating fees	-	196
Legal and professional	101	150
Occupancy, communications and all other, net	78	273
Total selling, general and administrative expenses	$285	$1,308

The decrease in selling, general and administrative is primarily due to our overall efforts to reduce expenses.

Stock-based compensation

Stock-based compensation expense for the six months ended December 31, 2015 and 2014 was approximately $6 and $122, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $431 and $674 for the six months ended December 31, 2015 and 2014, respectively.  Depreciation charges totaled $2 and $7 for the six months ended December 31, 2015 and 2014, respectively, and amortization expense for intangible assets totaled $429 and $667 for the six months ended December 31, 2015 and 2014, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $3,128 and $2,821 for six months ended December 31, 2015 and 2014, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

 Loss on issuance of convertible debt

We recorded a charge of $49 and $0 for the six months ended December 31, 2015 and 2014, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the six months ended December 31, 2015 and 2014 was approximately $1,723 and $2,511, respectively.  Interest expense consists of $1241 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $347 in connection with the accrued interest on the outstanding secured convertible debentures, $133 for accrued interest on notes payable to related parties and $2 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Liquidity and Capital Resources

At December 31, 2015 and June 30, 2015, we had $103 and $34 in cash and an accumulated deficit of $89,408 and $90,234, respectively.  At December 31, 2015 and June 30, 2015, we had a working capital deficit of $20,562 and $22,165, respectively.

Net cash used in operating activities was $206 and $729 for the six months ended December 31, 2015 and 2014, respectively. The decrease from 2014 to 2015 was primarily due to the decrease in overall expenses.

Net cash provided by financing activities was $275 and $650 for the six months ended December 31, 2015 and 2014, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of secured convertible debentures in the amount of $275 in 2015 compared to proceeds from a related party note payable of $650 in 2014.  The net proceeds from our financing activities were used to support general and administrative expenses, purchases from suppliers and selling costs.

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

Losses from operations are continuing subsequent to December 31, 2015 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013), in fiscal 2014, we realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) in fiscal 2015, we realized gross proceeds of $1,315 ($350 in September 2014, $300 in December 2014, $520 in March 2015 and $145 in June 2015) and in fiscal 2016, we realized $275 ($175 in September 2015 and $100 in December 2015) from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2016, and warrants to purchase 33,794,000 shares of Common Stock on or before December 31, 2019.  The fiscal 2015 debentures have a conversion price of $0.06 per share.  The fiscal 2016 debentures have a conversion price of $0.01-$0.02 share.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of December 31, 2015, we had an accumulated deficit of $89,408 with total stockholders’ deficit of $15,925.  We had a working capital deficit of $20,562 at December 31, 2015 and are currently in default of the 3.25% Secured Note, the Promissory Note and the 6% Secured Notes issued to related party disclosed in notes 5 and 6.  These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

•	Continue discussions with existing and potential new investors to invest in us.
•	Seek debt, equity and other forms of financing, including funding through strategic partnerships.
•	Attempt to increase revenues in order to reduce or eliminate our operating losses and enable us to meet our financial obligations.
•	Reduce expenses to conserve cash.
•	Defer certain marketing activities.
•	Investigate and pursue transactions with third parties, including strategic transactions and relationships.

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

Significant contractual obligations as of December 31, 2015 are as follows:
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

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the six months ended December 31, 2015, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2015 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

·
A lack of sufficient resources including a designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

·
The limited size of the accounting department makes it impractical to achieve an appropriate level of segregation of duties. Specifically, due to lack of personnel, effective controls were not designed and implemented to ensure accounting functions were properly segregated for and

·
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. (All dollar amounts are in thousands)

In October 2015, we issued 8,630,817 shares of our common stock, with an aggregate fair market value of $173, to pay the accrued interest on the outstanding Debentures.

The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Included in liabilities at December 31, 2015 is notes payable of $1,232,000 that are in default for lack of repayment by their due date.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: February 16, 2016	By:	/s/ Walter Raquet
Walter Raquet
Chief Executive Officer (Principal Executive Officer)