Form 10-Q
period 2016-03-31
GREEN EARTH TECHNOLOGIES, INC
filed 2016-05-16
CIK 1433966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

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

As of March 16, 2016, the issuer had a total of 330,471,536 shares of common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

i

PART I.                      FINANCIAL INFORMATION

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$83	$34
Trade receivables, less allowance of $0 and $11	-	22
Deferred cost, related party	6,227	6,227
Prepaid expenses and other current assets	516	391
Total current assets	6,826	6,674
Property and equipment, net	1	3
Intangibles, net	4,420	5,064
Total Assets	$11,247	$11,741

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	668	486
Accrued expenses	1,472	1,509
Accrued expenses, related parties	868	663
Deferred revenue, related party	6,000	6,000
Notes payable, related parties	5,605	5,605
Notes payable	1,232	1,232
Secured convertible debentures, net of debt discount	-	9,393
Derivative liability	3,243	3,951
Total current liabilities	19,088	28,839
Secured convertible debentures, net of debt discount	11,444	-
Total Liabilities	30,532	28,839

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 321,284,220 and 294,998,477 shares issued and outstanding, as of March 31, 2016 and June 30, 2015, respectively.	321	295
Additional paid-in capital	73,338	72,841
Accumulated deficit	(92,944)	(90,234)
Total stockholders' deficit	(19,285)	(17,098)
	$11,247	$11,741

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016		2015

Net sales	$31	$147		$1,033	$717

Operating expense:
Cost of sales (exclusive of depreciation and amortization)	-	112		810	608
Selling, general and administrative expenses	378	510		663	1,818
Stock-based compensation	2	60		8	182
Depreciation and amortization	215	345		646	1,018
	595	1,027		2,127	3,626

Loss from operations	(564)	(880)		(1,094)	(2,909)

Other income (expense):
Change in revaluation of derivatives	(1,806)	(2,142)		1,322	678
Loss on issuance of convertible debt	(176)	-		(225)	-
Interest expense, net	(990)	(701)		(2,713)	(3,211)

Loss before income taxes	(3,536)	(3,723)		(2,710)	(5,442)

Income tax	-	-		-	-

Net loss	$(3,536)	$(3,723)	$	(2,710)	$(5,442)

Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)		$(0.01)	$(0.02)
Weighted average common shares outstanding (basic)	321,124,000	296,927,000		308,556,000	296,817,000

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands except share data)

	Common Stock		Additional
			Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at June 30, 2015	294,998,477	$295	$72,841	$(90,234)	$(17,098)

Shares issued for interest	26,285,743	26	489	-	515
Stock-based compensation	-	-	8	-	8
Net loss	-	-	-	(2,710)	(2,710)
Balance at March 31, 2016	321,284,220	$321	$73,338	$(92,944)	$(19,285)

See notes to condensed consolidated financial statements.

GREEN EARTH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,710)	$(5,442)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	646	1,018
Amortization of debt discount and deferred financing costs	1,990	2,534
Loss on issuance of convertible debt	225	-
Increase in allowance for inventory	-	79
Interest paid in common stock	515	464
Change in fair value of derivative liability	(1,322)	(678)
Bad debt expense	(11)	14
Stock-based compensation expense	8	181
Amortization of prepaid expenses paid in stock	-	160
Changes in assets and liabilities:
Restricted cash	-	72
Accounts receivable	33	389
Inventories	-	26
Prepaid expenses and other current assets	(125)	32
Accounts payable	182	(359)
Accounts payable, related parties	-	7
Accrued expenses	(38)	(103)
Accrued expenses, related parties	206	338
Deferred revenue	-	77
Net cash used in operating activities	(401)	(1,191)

Cash flows from financing activities
Proceeds from issuance of secured convertible debentures	450	1,170

Net cash provided by financing activities	450	1,170

Net increase (decrease) in cash	49	(21)
Cash and cash equivalent
Beginning of period	34	108
End of period	$83	$87

Supplemental information
Income taxes paid	$3	$3

Non-cash investing and financing activities
Issuance of common stock to settle trade payable	$-	$21
Shares cancelled due to terminated consulting services	$-	$(667)
Issuance of common stock for purchased technology	$-	$700
Forgiveness of debt, related parties	$-	$430

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

-
As a merchant . Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the well service or cleaning products in which shipments are directed from our suppliers direct to our customers but for which we accept the risk of loss in the transactions.

-
As an agent . Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and we receive a predetermined service fee under these transactions.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The following table shows our net sales generated as a merchant and as an agent for the nine months presented (in thousands):

	Nine Months Ended March 31,
	2016	2015
Merchant	$900	$717
Agent	$133	$-
Total	$1,033	$717

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

Since inception, the Company has incurred operating losses and negative cash flows from operations.  As of March 31, 2016, the Company had an accumulated deficit of $92,944, with total stockholders’ deficit of $19,285.  The Company had a working capital deficit of $12,261 at March 31, 2016 and is currently in default of the 3.25% Secured Note and Promissory Note disclosed in note 5.  These notes matured on December 31, 2013 and have not been extended and are payable upon demand. The Promissory note matured in February 2016 and have not been extended and are payable upon demand.

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

In December 2012, the Company received an advance of $6,000 from E&B Green Solutions L.P., a Company owned by Francesco Galesi (“Galesi”), a related party, for the purchase of oil and gas well stimulation products from Inventek Collodial Cleaners, LLC (“Inventek”), also a related party.  The Company advanced the $6,000 received from E&B Green Solutions L.P. and additional funds totaling $6,227 to Inventek for the production of the well service products in anticipation of future sales to E&B Green Solutions L.P. The Company did not report the receipt of the funds from E&B Green Solutions L.P. as revenue as of March 31, 2016 because the transaction did not meet the Company’s revenue recognition criteria in accordance with generally accepted accounting principles.  As of March 31, 2016, $6,227 of Deferred Cost and $6,000 of Deferred Revenue was included on the accompanying condensed consolidated balance sheet as a result of this transaction.   The anticipated proceeds from the sales of oil and gas well stimulation products are expected to be greater than the current value of the Deferred Cost.

In February 2016, the Company commenced litigation against Bariven S.A., PDVSA Services, Inc., PDVSA Gas S.A., Green Hook Supplies Corp and Alfredo E. Lovera-Aquique.  The case is a result of a purchase of oil and gas well stimulation products by Green Hook Supplies Corp. for resale to the Bolivarian Republic of Venezuela state-run oil company, Petroleos de Venezuela, S.A. (PDVSA).

The Company has incurred $262 of legal expense to date pursuant to this litigation.  The Company makes no representation as to the ultimate outcome of this litigation and has elected not to record this sale to Green Hook Supplies, Corp. due to the uncertainty of the outcome of the litigation.

3.	INTANGIBLE ASSETS

Oil Field Services
In fiscal 2014, the Company entered into an Intellectual Property Exclusive License and Distribution Agreement (the “Agreement”) with Inventek Colloidal Cleaners, LLC (“Inventek”) and Dr. Paul N. Andrecola (“Dr. Andrecola”) in support of the Company’s oil and gas well services product line. In consideration for the exclusive licenses and Inventek’s technology the Company issued 105,200,000 shares of its common stock to Inventek/Dr. Andrecola. The initial term of the exclusive license expires May 20, 2039 (25 years) and also contains five automatic ten year renewal periods. These transactions were accounted for as a purchase business transaction. In July 2014 the Company was granted a patent by the U.S. Trademark and Patent Office for biodegradable non-reactive oil well stimulation and method of use based on nano-scale colloidal chemistry. In connection with the share issuances the Company recorded a purchase price allocation of $7,572, in the aggregate, as intangible assets.  The Company is utilizing an expected life for the intangible assets of seven years.  As of March 31, 2016 and June 30, 2015, the carrying value was $3,878 and $4,447, respectively

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Natural Gas Well Services
In August 2014, the Company enter into a Strategic Relationship Agreement with Greentek Fluid Innovations LLC (“GFI”).  In consideration for this agreement and for intellectual property purchased in support of the Company’s natural gas well services product line the Company issued 10,000,000 shares of Common Stock, with an aggregate fair market value of $700 to GFI. The agreement has an initial term through June 30, 2019 after which it continues annually until either party gives the other 60-days prior written notice of its intent to terminate the agreement. This transaction is accounted for as a purchase business transaction. The Company is utilizing an expected life for the intangible assets of seven years. The Company completed a valuation of the license, distribution rights and intellectual property related to the GFI Management Strategic Relationship Agreement. The company utilized financial projections based on current opportunities and relationships with existing customers and distributors.  As of March 31, 2016 and June 30, 2015, the carrying value was $542 and $617, respectively

Cleaning Products
In fiscal 2008, the Company entered into royalty-free license and exclusivity rights agreements with Inventek pursuant to which the Company was granted the exclusive right to sell, market and distribute any Inventek cleaning products in the United States and Canada and the non-exclusive right world-wide. In consideration for the exclusivity rights the Company issued 13,750,000 shares of its Common Stock to Inventek with an aggregate fair market value of $2,550.   As of March 31, 2016 and June 30, 2015, the carrying value was $0, respectively

Impairment
When indicators of impairment exist the Company assesses the recoverability of its long lived assets.  During Fiscal 2015, the Company recorded impairment losses of $1,909 and $560 associated with its oil field services and cleaning products intellectual property, respectively.

Intangible assets consist of the following:
	March 31, 2016	June 30, 2015	Estimated Useful Lives
Oil field services	$7,572	$7,572	7
Natural gas well services	700	700	7
Cleaning products	2,550	2,550	7
	10,822	10,822
Less: accumulated amortization	3,933	3,289
Less: Fiscal 2015 impairment	2,469	2,469
	$4,420	$5,064

Expected amortization of intangible assets is as follows:

2016	$214
2017	859
2018	859
2019	859
2020	859
Thereafter	770
$4,420

Amortization expense included in depreciation and amortization totaled $644 and $1,010 for the nine months ended March 31, 2016 and 2015, respectively.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2016	June 30, 2015
Accrued payroll	$454	$566
Accrued sponsorship fees	325	325
Accrued interest	287	282
Accrued advertising	161	161
Accrued board of director fees	170	155
Other	74	20
	$1,471	$1,509

Accrued expenses, related parties consist of the following:
	March 31, 2016	June 30, 2015
Accrued interest	$579	$377
Accrued other	289	286
	$868	$663

5.	NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2016	June 30, 2015
Promissory Note	$1,172	$1,172
3.25 % Secured Note	60	60
	$1,232	$1,232

Promissory Note
In October 2013 the Company entered into an agreement with its primary supplier of lubricants, Olympic Oil, owned by Delta Petroleum Company (“Delta”). Pursuant to the agreement, the Company executed and delivered a $1,211 promissory note to Delta, reflecting amounts due and owing by the Company to Delta.  At March 31, 2016 and June 30, 2015 the balance of the promissory note is $1,172.  In February 2014 the Company entered into a two year Intercreditor, Forbearance, Security and Account Control Agreements with Delta (the “Intercreditor Agreement”). The Intercreditor Agreement provided that Delta would continue to manufacture and deliver the Company’s lubricant products to its customers. The receivables generated from these sales would be used as collateral and customer payments would be sent directly to a blocked bank account controlled by Delta. The profits generated from these sales would be applied to the promissory note. If by February 26, 2015 the balance of the promissory note was greater than $606 then the Company would have to pay Delta the difference between the outstanding balances of the note less $606. The full repayment of the promissory note was due in February 2016. The Company did not make the required installment of $566 in February 2015 or a full repayment in February 2016. The promissory note has not been extended and currently is in default and payable upon demand.  The Company believes it has claims and offsets against the balance of this note which may reduce the outstanding balance.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

3.25% Secured note
At March 31, 2016 and June 30, 2015, the balance of the 3.25% secured note payable is $60.  As of March 31, 2016 and June 30, 2015, accrued interest was $244 and $241, respectively.  The note matured on December 31, 2013.  It has not been extended and currently is in default and payable upon demand.  Since the note is in default, the outstanding principal amount per the agreement bears default interest at a rate three percent (3.0%) greater than the stated rate per annum.  Until the default is cured the note will accrue interest at a rate of 6.25%.

6.	NOTE PAYABLE, RELATED PARTY

Notes payable, related party, consist of the following:
	March 31, 2016	June 30, 2015
6 % Secured Note	$3,888	$3,888
3.25% Promissory Note	1,717	1,717
	$5,605	$5,605

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

In April 2015, FWD and the Company entered into a Second Amendment to the Loan Extension Agreement for the 6% Secured Note and Promissory Note. Under the Loan Extension Agreement the promissory note will bear interest at a rate of three and a quarter (3.25%) percent.  The maturity date of the outstanding notes balances were extended to April 1, 2017.  As of March 31, 2016 and June 30, 2015, accrued interest was $448 and $250, respectively

7.	DERIVATIVE LIABILITY

Secured Convertible Debentures Conversion Option

The Debentures (as defined in note 8) are convertible into shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), at a conversion price of $0.01 to $0.11 per share (the “Conversion Price”).  The Conversion feature provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into shares of Common Stock, are issued at less than the Conversion Price.  The conversion feature was bifurcated from the Debenture because of price protection features and is accounted for as a derivative liability.

The table below summarizes the fair values of the Company’s financial liabilities:
	Fair Value at
	March 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Derivative liability - Debentures	$2,737	$-	$-	$2,737

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (Derivative liability - Debentures) for the periods ended March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Balance at beginning of period	$2,989	$3,701
Additions to derivative instruments	523	812
Change in fair market value of the derivative liability	(775)	(1,524)
Balance at end of period	$2,737	$2,989

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.  The Company computed the fair value of the conversion feature using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:

	March 31, 2016	June 30, 2015
Number of shares	163,915,000	118,842,000
Fair market value of stock	$0.02	$0.05
Conversion price	$0.01-$0.11	$0.06-$0.13
Volatility	237%	194%
Risk-free interest rate	0.27%-75%	0.22%
Expected dividend yield	0%	0%
Life of Debentures (years)	2.0	.75

Warrant Liability

In connection with the issuance of Debentures, the Company issued warrants to purchase up to 36,419,000 shares of Common Stock (the “Warrants”).  The Warrants have an exercise price of $0.11-$0.21 per share (the “Exercise Price”).  Warrants covering up to 18,382,000 shares of Common Stock are exercisable at any time on or before December 31, 2016 and Warrants covering up to 8,552,000, 1,010,000, 875,000, 2,413,000 and 5,188,000 shares of Common Stock are exercisable at any time on or before March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019 and September 30, 2019, respectively. The Warrants are accounted for as derivative liabilities because the agreement provides for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the Exercise Price.

The table below summarizes the fair values of the Company’s financial liabilities:

	Fair Value at
	March 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Derivative liability - Warrants	$506	$-	$-	$506

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended March 31, 2016 and June 2015:

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)
	March 31, 2016	June 30, 2015
Balance at beginning of period	$962	$1,435
Additions to derivative instruments	91	133
Change in fair market value	(547)	(606)
Balance at end of period	$506	$962

These instruments were valued using pricing models that incorporate the price of a share of Common Stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life.
The Company computed the value of the warrants using the Black-Scholes model.

The following are the key assumptions used in connection with this computation:
	March 31, 2016	June 30, 2015
Number of shares underlying the Warrants	36,419,000	31,231,000
Fair market value of stock	$0.02	$0.05
Exercise price	$0.11-$0.21	$0.14-$0.21
Volatility	198%-304%	151%-180%
Risk-free interest rate	0.49%-1.15%	0.49%-1.15%
Expected dividend yield	0%	0%
Warrant life (years)	.75-3.50	1.5-3.75

8.	SECURED CONVERTIBLE DEBENTURE, NET OF DISCOUNT

Secured convertible debentures, net of debt discount, consist of the following:
	March 31, 2016	June 30, 2015
Convertible debentures	$11,619	$11,169
Debt discount	(175)	(1,776)
	$11,444	$9,393

During the nine months ending March 31, 2016 the Company received $175, $50 and $225 from the issuance of $0.02, $0.015 and $0.01 6% secured convertible debentures (“6% Debentures) due on March 31, 2018, respectively.

During the nine months ended March 31, 2016 the Company recorded $450 of debt discount related to the issuance of the $.02, $0.015 and $0.01 6% Debentures.  Debt discount totaling $11,189 is being amortized over the life of the 6% Debentures and is included in interest expense in the accompanying condensed consolidated statement of operations.

In March 2016, pursuant to an amendment, the holders of the Debentures in the aggregate principal of $11,444 due March 31, 2016, agreed to extend the maturity date of the Debentures to March 31, 2018.  The aggregate principal payments of $11,619 for the secured convertible debentures are due on March 31, 2018.

In October 2014 the Company filed a registration statement for the Debentures issued prior to October 1, 2014. The registration statement became effective in December 2014. All the Debentures after December 2014 are subject to a registration rights agreement and the Company has until March 31, 2016 to file.  The Company has not filed the registration statement and is subject to default penalties.

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

9.             STOCKHOLDERS DEFICIT

Shares issued for interest
For the nine months ended March 31, 2016, the Company issued 26,285,743 shares of Common Stock to pay the accrued interest from April 1, 2015 to December 31, 2015 on the outstanding Debentures.  The fair value of the shares in connection with this transaction totaled $515.

11.           RELATED PARTY TRANSACTIONS

Inventek
For the three months and nine months ended March 31, 2016 the Company recorded $31 and $102 in net sales on cleaning products that were sold by Inventek. Under the Inventek Intellectual Property Exclusive License and Distribution Agreement the Company recognizes sales made by Inventek as an agent and records revenues on a net basis based on a predetermined percentage of the amount billed to the customer.  The Company purchased inventory from Inventek totaling $0 and $12 for the three months March 31, 2016 and 2015, respectively, and $810 and $67 for the nine months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and June 30, 2015, a credit of $481 and $423, respectively, was due from Inventek, which is recorded in prepaid expenses and other current assets.  As of March 31, 2016, the owner of Inventek beneficially owned approximately 34.8% of the Company’s issued and outstanding shares of Common Stock.

FWD, LLC (“FWD”)
In September 2014, TTI and the Galesi group of companies, Walter Raquet, the Company’s interim chief executive officer and FWD, LLC (collectively, “FWD”) and the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”).  Each of Galesi, Raquet and FWD LLC are affiliates of the Company.  Under the Settlement Agreement TTI in effect sold to FWD for cash consideration (i) 30,600,778 shares of the Company’s common stock owned by TTI and its chairman, representing all of the  shares of common stock owned by TTI and (ii) assigned all of their rights and claims arising under the Company’s 6% Secured Note, dated January 27, 2012, as amended, in the principal amount of $3,888 which includes $3,400 plus accrued interest of $488 held by TTI as well as $1,717 of accounts payable and accrued expenses due TTI and any other rights, title or interest against company assets (see note 7).  In addition, as part of the settlement, TTI and FWD agreed to the forgiveness of $430 of claims due from the Company with respect to advances for future sales included in deferred revenue. The $430 is included in additional paid-in capital on the condensed consolidated financial statements. As of March 31, 2016 the amounts due to FWD for accrued interest was $448.

Galesi
For the three months ended March 31, 2016 and 2015, approximately 0% and 5% of the Company’s revenues, respectively, were generated from companies owned or controlled by Galesi.  For the nine months ended March 31, 2016 and 2015, approximately 0% and 3% of the Company’s revenues, respectively, were earned from Galesi.  As of March 31, 2016 and June 30, 2015, there are no the amounts due from these entities, respectively.  As of March 31, 2016 and June 30, 2015, amounts due to Galesi included $4,102 and $3,612 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $3,875 on the Debentures is due March 31, 2018.  As of March 31, 2016, Galesi beneficially owned approximately 27.2% of the Company’s issued and outstanding shares of Common Stock.

In December 2012, the Company received $6,000 from Galesi for future sales of well service products, which is included in deferred revenue, related parties on the accompanying condensed consolidated balance sheet (See Note 2).

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Walter Raquet (“Raquet”)
Walter Raquet is a Director, a member of the audit committee and interim chief executive officer.  As of March 31, 2016 and June 30, 2015, the amounts due to Mr. Raquet included $3,030 and $2,449 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $3,029 on the Debentures is due March 31, 2018.  As of March 31, 2016, Mr. Raquet beneficially owned approximately 22.1% of the Company’s issued and outstanding shares of Common Stock.

D&L Partners
Doug Von Allmen is the managing member of the D&L Partners.  As of March 31, 2016 and June 2015, the amounts due to D&L Partners included $1,668 and $1,508 for the 6% Debentures, net of debt discount plus accrued interest and other expenses, respectively.  Principal of $1,805 on the Debentures is due March 31, 2016.  As of March 31, 2016, Mr. Von Allmen beneficially owned approximately 10.2% of the Company’s issued and outstanding shares of Common Stock.

12.	CONCENTRATIONS OF RISK

Cash
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Sales and Accounts Receivable
The following customers represent the majority of the Company’s sales for the nine months ended March 31, 2016 and March 31, 2015, respectively, and accounts receivable as of March 31, 2016 and June 30, 2015, respectively:

	March 31, 2016	March 31, 2015
Sales
Suplitrol Continental Corporation	87%	-
TTI	-	52%
	March 31, 2016	June 30, 2015
Accounts Receivable
Tractor Supply Company	-	63%
Canadian Tire Corporation	-	28%

Inventory and Accounts Payable
The Company purchases its performance products from Delta Petroleum Company (“Delta”) and its cleaning and well service products from Inventek.  The Company’s inventory purchased from these vendors and accounts payable to these vendors is as follows for the nine months ended March 31, 2016 and March 31, 2015, respectively, and accounts payable as of March 31, 2016 and June 30, 2015, respectively:

	March 31, 2016	March 31, 2015
Inventory Purchased
Inventek	$810	$67
Delta	-	484
	March 31, 2016	June 30, 2015
Accounts Payable
Delta	1,172	1,172

Delta accounts payable is in the form of a promissory note of $1,172 (see note 5).

GREEN EARTH TECHNOLOGIES, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

13.	SUBSEQUENT EVENTS

In April 2016, the Company issued 9,187,316 shares of Common Stock to pay the accrued interest from January 1, 2016 to March 31, 2016 on the outstanding 6% Debentures.  The fair value of the shares in connection with this transaction totaled $175.

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

Three Months Ended March 31, 2016 and 2015

Our activities for the three months March 31, 2016 and 2015 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:
	Three Months Ended March 31,
	2016	2015

Net sales	$31	$147
Loss from operations	(564)	(880)
Change in revaluation of derivatives	(1,806)	(2,142)
Loss on issuance of convertible debt	(176)	-
Interest expense, net	(990)	(701)
Net loss	$(3,536)	$(3,723)

Net Sales

Net sales for the three months ended March 31, 2016 and 2015 were $31 and $147, respectively. Net Sales in 2016 was primarily attributed to cleaning product sales of $31 made by Inventek, which we recognized as an agent and recorded revenues on a net basis based on a predetermined percentage of the amount billed to the customer.  Net sales in 2015 were primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.

For the three months ended March 31, 2016, 100% of our sales were from our agent (as defined in note 1).  For the three months ended March 31, 2015, approximately 56% of our sales were from three customers Tractor Supply Company, Canadian Tire Corporation and Howco, Inc.

Net sales are comprised as follows:
	Three Months Ended March 31,
	2016	2015
Performance products (oils)	$-	$121
Cleaning products	$31	$26
Total	$31	$147

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) for the three months ended March 31, 2016 and 2015 were $0, and $112, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Three Months Ended March 31,
	2016	2015
Salaries	$-	$81
Selling, marketing, public relations and related	-	96
Development, product release and testing	38	72
Management and operating fees	-	102
Legal and professional	300	53
Occupancy, communications and all other, net	40	106
Total selling, general and administrative expenses	$378	$510

The decrease in selling, general and administrative is primarily due to our overall efforts to reduce expenses, partially offset by higher legal expense related to litigation commenced in February 2016, which is disclosed in Part II other information.

Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was approximately $2 and $60, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $215 and $345 for the three months ended March 31, 2016 and 2015, respectively.  Depreciation charges totaled $1 and $3 for the three months ended March 31, 2016 and 2015, respectively, and amortization expense for intangible assets totaled $214 and $342 for the three months ended March 31, 2016 and 2015, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in an unfavorable adjustment of $1,806 and $2,142 for the three months ended March 31, 2016 and 2015, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

Loss on issuance of convertible debt

We recorded a charge of $176 and $0 for the three months ended March 31, 2016 and 2015, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants

Interest expense, net

Net interest expense for the three months ended March 31, 2016 and 2015 was approximately $990 and $701, respectively.  Interest expense consists of $749 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $174 in connection with the accrued interest on the outstanding secured convertible debentures, $66 for accrued interest on notes payable to related parties and $1 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Results of Operations
(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

Nine months ended March 31, 2016 and 2015

Our activities for the six months March 31, 2016 and 2015 essentially included product development, manufacturing, marketing and sales of our bio-degradable performance and cleaning products, development of mass market product distribution networks for the intended distribution of our products, and development of an infrastructure to support the planned business and increasing of revenues.

Our results of operations are as follows:
	Nine Months Ended March 31,
	2016	2015

Net sales	$1,033	$717
Loss from operations	(1,094)	(2,909)
Change in revaluation of derivatives	1,322	678
Loss on issuance of convertible debt	(225)	-
Interest expense, net	(2,713)	(3,211)
Net loss	$(2,710)	$(5,442)

Net Sales

Net sales for the nine months ended March 31, 2016 and 2015 were $1,033 and $717, respectively. The increase was primarily attributed to oil field service sales of $900 made to Suplitrol Continental Corporation and cleaning product sales of $133 made by Inventek, which we recognized as an agent and recorded revenues on a net basis based on a predetermined percentage of the amount billed to the customer. Net sales in 2015 were primarily attributed to sales of G-OIL® outdoor power equipment 4-cycle engine oils.

For the nine months ended March 31, 2016, 87% of our sales were from one customer, Suplitrol Continental Corporation. For the Nine Months Ended March 31, 2015, approximately 85% of our sales were from three customers, TTI (The Home Depot), Menards and Walmart.

Net sales are comprised as follows:
	Nine Months Ended March 31,
	2016	2015
Performance products (oils)	$-	$551
Oil field services	$900	-
Cleaning products	$133	$166
Total	$1,033	$717

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) for the nine months ended March 31, 2016 and 2015 were $810, and $608, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, product development and testing fees, advertising and marketing expenses, public relations, insurance and fees for professional services.  Selling, general and administrative expenses include the following:

	Nine Months Ended March 31,
	2016	2015
Salaries	$25	$246
Selling, marketing, public relations and related	3	483
Development, product release and testing	116	209
Management and operating fees	-	298
Legal and professional	400	203
Occupancy, communications and all other, net	119	379
Total selling, general and administrative expenses	$663	$1,818

The decrease in selling, general and administrative is primarily due to our overall efforts to reduce expenses, partially offset by higher legal expense related to litigation commenced in February 2016, which is disclosed in Part II other information.

Stock-based compensation

Stock-based compensation expense for the nine months ended March 31, 2016 and 2015 was approximately $8 and $182, respectively.

Depreciation and amortization

Depreciation and amortization expense totaled $646 and $1,018 for the nine months ended March 31, 2016 and 2015, respectively.  Depreciation charges totaled $2 and $9 for the nine months ended March 31, 2016 and 2015, respectively, and amortization expense for intangible assets totaled $644 and $1,009 for the nine months ended March 31, 2016 and 2015, respectively.  Depreciation and amortization expense is excluded from cost of sales.

Change in revaluation of derivatives

The change in fair value of our derivative liabilities resulted in a favorable adjustment of $1,322 and $678 for nine months ended March 31, 2016 and 2015, respectively.  The value of the derivative liabilities was determined using the Black-Scholes method.  See note 7 to our financial statements for inputs used to calculate the fair value of our derivatives liabilities.

 Loss on issuance of convertible debt

We recorded a charge of $225 and $0 for the nine months ended March 31, 2016 and 2015, respectively.  The charge was in connection with the issuance of the secured convertible Debentures and associated warrants.

Interest expense, net

Net interest expense for the nine months ended March 31, 2016 and 2015 was approximately $2,713 and $3,211, respectively.  Interest expense consists of $1,989 in connection with the amortization of the debt discount on our outstanding secured convertible debentures, $522 in connection with the accrued interest on the outstanding secured convertible debentures, $199 for accrued interest on notes payable to related parties and $3 in connection with the deferred financing costs relating to the outstanding secured convertible debentures.  Interest income, which was not significant, consists of interest earned on bank deposits and an institutional money market fund.

Liquidity and Capital Resources

At March 31, 2016 and June 30, 2015, we had $83 and $34 in cash and an accumulated deficit of $92,944 and $90,234, respectively.  At March 31, 2016 and June 30, 2015, we had a working capital deficit of $12,261 and $22,165, respectively.

Net cash used in operating activities was $401 and $1,191 for the nine months ended March 31, 2016 and 2015, respectively. The decrease from 2015 to 2016 was primarily due to the decrease in overall expenses.

Net cash provided by financing activities was $450 and $1,170 for the nine months ended March 31, 2016 and 2015, respectively.  The decrease in financing activities is primarily due to proceeds from the issuance of secured convertible debentures in the amount of 450 in 2016 compared to proceeds from the issuance of secured convertible debentures in the amount of $1,170 in 2015.  The net proceeds from our financing activities were used to support general and administrative expenses, purchases from suppliers and selling costs.

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

Losses from operations are continuing subsequent to March 31, 2016 and we anticipate that we will continue to generate losses from operations in the near future.  Since inception, we have financed our operations by issuing securities (common stock and debt instruments) in various private placement transactions and from revenue generated by sales of our products.

Debentures and Warrants

In fiscal 2012 and 2013, we realized gross proceeds of $7,500 ($2,250 in December 2011, $4,000 in October 2012 and $1,250 in March 2013), in fiscal 2014, we realized gross proceeds of $2,354 ($1,080 in November 2013, $870 in March 2014 and $404 in June 2014) in fiscal 2015, we realized gross proceeds of $1,315 ($350 in September 2014, $300 in December 2014, $520 in March 2015 and $145 in June 2015) and in fiscal 2016, we realized $450 ($175 in September 2015, $100 in December 2015 and $170 in March 2016) from the sale of additional 6.0% Secured Convertible Debentures, due March 31, 2018, and warrants to purchase 36,419,000 shares of Common Stock on or before December 31, 2019.  The fiscal 2015 debentures have a conversion price of $0.06 per share.  The fiscal 2016 debentures have a conversion price of $0.01-$0.02 share.

Due to the weighted average anti-dilution provision the conversion price of $7,500 of debentures was reduced from $0.17 to $0.11 per share.   In addition the attached warrants exercise price was reduced from $0.21 to $0.13 per share.  We may prepay the Debentures at any time without penalty upon ten business days prior written notice to the Investors provided there is, at that time, an effective registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the Warrants.

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

Since inception, we have incurred operating losses and negative cash flows from operations.  As of March 31, 2016, we had an accumulated deficit of $92,944 with total stockholders’ deficit of $19,285.  We had a working capital deficit of $12,261 at March 31, 2016 and are currently in default of the 3.25% Secured Note, the Promissory Note and the 6% Secured Notes issued to related party disclosed in notes 5 and 6.  These notes matured on September 30, 2013 and June 30, 2013, respectively, and have not been extended and are payable upon demand.

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

Significant contractual obligations as of March 31, 2016 are as follows:
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

Summary of Significant Accounting Policies and new Accounting Pronouncements

For the nine months ended March 31, 2016, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation with the participation of our chief executive officer who serves as our principal executive officer and principal financial officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at March 31, 2016 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

-
A lack of sufficient resources including a designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

-
The limited size of the accounting department makes it impractical to achieve an appropriate level of segregation of duties. Specifically, due to lack of personnel, effective controls were not designed and implemented to ensure accounting functions were properly segregated for and

-
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

In February 2016, the Company commenced litigation against Bariven S.A., PDVSA Services, Inc., PDVSA Gas S.A., Green Hook Supplies Corp and Alfredo E. Lovera-Aquique.  The case is a result of a purchase of oil and gas well stimulation products by Green Hook Supplies Corp. for resale to the Bolivarian Republic of Venezuela state-run oil company, Petroleos de Venezuela, S.A. (PDVSA).

The Company has incurred $262 of legal expense to date pursuant to this litigation.  The Company makes no representation as to the ultimate outcome of this litigation and has elected not to record this sale to Green Hook Supplies, Corp. due to the uncertainty of the outcome of the litigation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds. (All dollar amounts are in thousands)

In January 2016, we issued 14,565,250 shares of our common stock, with an aggregate fair market value of $175, to pay the accrued interest on the outstanding Debentures.

The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.  An appropriate restrictive legend was imprinted on the back of each issued stock certificate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Included in liabilities at March 31, 2016 is notes payable of $1,232,000 that are in default for lack of repayment by their due date.

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

GREEN EARTH TECHNOLOGIES, INC.

Date: May 16, 2016	By:	/s/ Walter Raquet
Walter Raquet
Chief Executive Officer (Principal Executive Officer)